Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND VI L P
filed 1996-05-14
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1996       or
                              ----------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                              ------------------  --------------------

Commission file number              0-23656
                       ---------------------------------

                        Wells Real Estate Fund VI, L.P.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-2022628
- -------------------------------                   -----------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund VI,L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                  Page No.
                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1996
                 and December 31, 1995..............................  3

                 Statements of Income for the Three
                 Months Ended March 31, 1996
                 and 1995...........................................  4

                 Statement of Partners' Capital
                 for the Year Ended December 31, 1995,
                 and the Three Months Ended March 31, 1996..........  5

                 Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1995......................  6

                 Condensed Notes to Financial Statements............  7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations......................................... 15

PART II. OTHER INFORMATION.......................................... 23

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                    Assets                                       March 31, 1996  December 31, 1995
                    ------                                       --------------  -----------------
Investment in joint venture (Note 2)                               $20,084,909      $20,184,572
Cash and cash equivalents                                              920,794          967,347
Due from affiliates                                                    246,795          263,587
Deferred project costs                                                  35,462           35,462
Organization costs, less accumulated
     amortization of $18,750 in 1996 and
              $17,187  in 1995                                          12,500           14,063
Prepaid expenses and other assets                                        3,701           11,095
                                                                   -----------      -----------
                 Total assets                                      $21,304,161      $21,476,126
                                                                   ===========      ===========

        Liabilities and Partners' Capital
        ---------------------------------

Liabilities:
 Accounts payable                                                  $         0      $     4,000
 Partnership distribution payable                                      311,126          327,865
                                                                   -----------      -----------

                  Total liabilities                                    311,126          331,865
                                                                   -----------      -----------
Partners' capital:
 General  partners                                                           0                0
 Class A - 2,069,177 units outstanding
             at March 31, 1996 and 2,048,357 units
             at December 31, 1995                                   17,764,852       17,637,686
 Class B - 430,823 units outstanding
             at March 31, 1996 and 451,643 units
             at December 31, 1995                                    3,228,183        3,506,575
                                                                   -----------      -----------

                 Total partners' capital                            20,993,035       21,144,261
                                                                   -----------      -----------

                      Total liabilities and partners' capital      $21,304,161      $21,476,126
                                                                   ===========      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                      ------------------
                                                                March 31, 1996   March 31, 1995
                                                                ---------------  ---------------
Revenues:
   Interest income                                                   $  32,116         $153,743
   Equity in earnings of joint ventures (Note 2)                       147,676          137,663
                                                                     ---------         --------
                                                                       179,792          291,406
                                                                     ---------         --------
Expenses:
   Legal and accounting                                                  2,901            5,274
   Computer costs                                                          906            2,780
   Printing                                                              3,482            2,777
   Administrative Salaries                                               4,756            5,903
   Office Expense                                                        1,789            7,787
   Postage                                                               3,619            4,684
   Taxes and licenses                                                       15               44
   Amortization of organization costs                                    1,563            1,562
                                                                     ---------         --------
                                                                        19,031           30,811
                                                                     ---------         --------
   Net income                                                        $ 160,761         $260,595
                                                                     =========         ========
Net loss allocated to General Partners                               $       0         $   (483)

Net income allocated to Class A Limited
   Partners                                                          $ 277,507         $308,938

Net loss allocated to Class B Limited Partners                       $(116,746)         (47,860)

Net income per Class A Limited Partner Unit                          $     .13         $    .15

Net loss per Class B Limited Partner Unit                            $    (.27)        $   (.10)

Cash distribution per Class A Limited Partner
   Unit                                                              $     .15         $    .16

Supplemental schedule of noncash investing
   activities-deferred project costs applied to investing
   activities                                                        $       0         $ 15,858

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE THREE MONTHS ENDED
                                MARCH 31, 1996

                                                         LIMITED PARTNERS
                                          ----------------------------------------------
                                                  CLASS A                 CLASS B                       TOTAL
                                          -----------------------  ---------------------   GENERAL    PARTNERS'
                                            UNITS       AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                          ---------  ------------  --------  -----------  ---------  ------------
BALANCE, DECEMBER 31, 1994                2,003,010  $17,371,901   496,990   $4,143,449      1,828   $21,517,178

       Net income (loss)                          0    1,172,944         0     (269,288)    (1,828)      901,828
       Partnership distributions                  0   (1,274,745)        0            0          0    (1,274,745)
       Class B conversion elections          45,346      367,586   (45,346)    (367,586)         0             0
                                          ---------  -----------   -------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1995                2,048,356   17,637,686   451,644    3,506,575          0    21,144,261
                                          ---------  -----------   -------   ----------    -------   -----------

       Net income (loss)                          0      277,507         0     (116,746)         0       160,761
       Partnership distributions                  0     (311,987)        0            0          0      (311,987)
       Class B conversion elections          20,820      161,646   (20,820)    (161,646)         0             0
                                          ---------  -----------   -------   ----------    -------   -----------
BALANCE, MARCH 31, 1996                   2,069,176  $17,764,852   430,824   $3,228,183    $     0   $20,993,035
                                          =========  ===========   =======   ==========    =======   ===========

             See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                     March 31, 1996    March 31, 1995
                                                     ---------------  ----------------
Cash flow from operating activities:
Net earnings                                              $ 160,761       $   260,595
 Adjustments to reconcile net earnings to net
   cash used in operating activities:
     Equity in earnings of joint venture                   (147,676)         (137,663)
     Distributions received from joint
      ventures                                              269,970           140,038
     Partnership distributions paid                        (328,726)         (314,702)
     Amortization of organization costs                       1,563             1,562
       Changes in assets and liabilities:
       Decrease in due from affiliates                         (839)                0
       Decrease (increase) in prepaids and
         other assets                                         2,394           (11,583)
       Decrease in accounts payable                          (4,000)           (2,000)
                                                          ---------       -----------
         Net cash provided by (used in)
           operating activities                             (46,553)          (63,753)
                                                          ---------       -----------
Cash flow from investing activities:
     Investment in joint ventures                                 0          (535,218)
                                                          ---------

     Net decrease in cash and cash
         equivalents                                         (46,553)         (598,971)

Cash and cash equivalents, beginning of year                 967,347        11,904,815
                                                           ---------       -----------

Cash and cash equivalents, end of period                   $ 920,794       $11,305,844
                                                           =========       ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement


(1) Basis of Presentation
    ---------------------

    The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1995.

    (a) General
    -----------
    Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial or industrial properties.

    On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions from 2,500,000 Limited Partners units, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

    As of March 31, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Hartford, Connecticut; (ii) a three-story office building located in Appleton, Wisconsin; (iii) four retail buildings located in Stockbridge, Georgia; (iv) a retail building under construction in Stockbridge, Georgia; (v) an office/retail center under construction in Roswell, Georgia; (vi) a four-story office building under construction in Jacksonville, Florida; (vii) a retail center under construction in Winston-Salem, North Carolina; and
    (viii) a retail center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Footnote 2 below.

    (b) Employees
    -------------
    The Partnership has no direct employees. The employees of Wells Capital, Inc., a sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

    (c) Insurance
    -------------
    Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

    (c) Competition
    ---------------
    The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(2) Investment in Joint Ventures
    ----------------------------

    The Partnership owns interest in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

    The following describes the properties in which the Partnership owns an interest as of March 31, 1996:

    FUND V - FUND VI JOINT VENTURE
    ------------------------------

    On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. The Partnership holds an approximately 52% equity interest, and Wells Fund V holds an approximately 48% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

The Hartford Building
- ---------------------

On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square foot from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund V totaling $3,432,707 and $3,508,797, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504.

The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal month installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

The occupancy rate at the Hartford Building was 100% for 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1996, 1995 and 1994, the first year of ownership.

Stockbridge Village II - Stockbridge South Property
- ---------------------------------------------------

On November 12, 1993, Wells Fund V purchased 2,46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as a capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November 1994. Construction of a second retail building containing approximately 10,550 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995. The annual base rent under the lease is $64,548 to June 30, 1997, $68,844 from July 1, 1997 to June 30,
1999, and $77,460 from July 1, 1999 until June 30, 2001.

The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of March 31, 1996, the Partnership contributed $1,678,380 and Wells Fund V had contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II. As of March 31, 1996, the Partnership's equity interest in the Fund V - Fund VI Joint Venture was approximately 52% and Wells Fund V's equity interest was approximately 48%.

Although the ultimate percentage of ownership has not yet been finalized, it is currently anticipated that the remaining cost of approximately $316,000 to complete the property will be contributed by the Partnership, in which event, upon completion of the building funding, the Partnership will own an approximately 66% equity interest in the Fund V - Fund VI Joint Venture. The Partnership has reserved sufficient funds for this purpose.

The occupancy rate at the Stockbridge Village II Property was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $11.65 for 1996 and $10.41 for 1995, the first year of occupancy.

FUND V - VI - VII JOINT VENTURE
- -------------------------------

On September 8, 1994, the Partnership, Wells Fund V and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V, Fund VI, and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

The Marathon Building
- ---------------------

On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building contains approximately 75,000 square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, excluding acquisition costs.

The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VII total $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs. The Partnership owns an approximately 42% equity interest in the Fund V-VI-VII Joint Venture.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of approximately twelve years three and one-half months, with options to extend the lease for two additional five-year periods. The annual base rent under the lease is $910,000. The current lease expires December 31, 2006. The lease agreement is a net lease in that the tenants primarily responsible for the operating expenses, including real estate taxes.

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995, and 1994, the first year of ownership.

FUND VI - FUND VII JOINT VENTURE
- --------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of March 31, 1996, the Partnership's equity interest in the Fund VI - Fund VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - Fund VII Joint Venture was approximately 57%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

Stockbridge Village III
- -----------------------

In April 1994, the Partnership purchased 3.27 acres of real property located on the north side of Georgia State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across from Route 138 from the Stockbridge Village Shopping Center, which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, the Partnership contributed the property as a capital contribution to the Fund VI-Fund VII Joint Venture.

Kenny Rogers Roasters is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000, excluding land. The term of the lease is for nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse Restaurant occupied 6,732 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of March 31, 1996, the Partnership had contributed $1,017,907 and Wells Fund VII contributed $1,821,834 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The occupancy rate at the Stockbridge Village III Project was 77% in 1996 and 71% in 1995. The average effective annual rental per square foot at the Stockbridge Village III Project was $12.51 in 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
- -------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction has been completed as of April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square feet restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

As of March 31, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VII contributed a total of $1,450,000 for a total cost of approximately $2,900,000 toward the development and construction of the Stockbridge Village I Expansion.

As of March 31, 1996, the Partnership contributed $2,467,907, and Wells Fund VII contributed $3,271,834, including its cost to acquire land, to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of March 31, 1996, the Partnership's equity interest in Fund VI - VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 57%. It is anticipated that Wells Fund VII will contribute the remaining approximately $60,000 needed to complete Stockbridge Village III, in which event it is estimated that the Partnership's equity interest in the Fund VI - VII Joint Venture will be approximately 43% and Wells Fund VII's equity interest will be approximately 57% upon completion of the project.

Fund II, III, VI and VII Associates/Holcomb Bridge Road Project
- ---------------------------------------------------------------

On January 10, 1995, the Partnership, the Fund II - Fund III Joint Venture and Wells Fund VII entered into a joint venture agreement known as Fund II, III, VI
and VII Associates (the "Fund II, III, VI and VII Joint Venture").   The Fund II
- - Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and a joint venture
(the "Fund II-II-OW Joint Venture"), between Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership also having Leo F. Wells., III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II - Fund III Joint Venture contributed approximately
4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Project"), including land improvements with a value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is underway on two buildings containing a total of approximately 49,500 square feet. As of March 31, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet. These three tenants occupied the property during the first quarter of 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the first quarter of 1996.

As of March 31, 1996, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 33% equity interest, the Partnership had contributed $982,691 toward the construction for an approximate 19% equity interest, and Wells Fund VII had contributed $2,500,000 for an approximate 48% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land, and it is anticipated that the remaining approximate $517,000 will be contributed $260,000 by the Partnership and $257,000 by Wells Fund VII. The Partnership has reserved sufficient funds for this purpose.

FUND VI - VII - VIII JOINT VENTURE
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. (Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of March 31, 1996, the Partnership contributed approximately $6,567,688 for an approximately 44% equity interest in the Fund VI-VII-VIII Joint Venture, which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of March 31, 1996, Wells Fund VIII contributed $2,000,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 13% and Wells Fund VII contributed approximately $6,432,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 43%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI- VII-VIII Joint Venture of the Partnership, Wells Fund VII and Wells Fund VIII would be approximately 37%, 36%, and 27%, respectively.

Bell South Property
- -------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and future construction costs were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VII and $2,000,000 by the Wells Fund VIII.

An agreement was signed with ADEVCO Corporation to supervise, manage, and coordinate the planning, design, construction and completion of a 92,964 square foot office building. McDevitt Street Bovis, Inc. is acting as the general contractor, and Mayes, Udderth & Etheridge, Inc. as the architects. Construction is anticipated to be completed in May, 1996 for a total cost of approximately $9,000,000. Bell South is expected to move in on June 1, 1996.

Bell South has executed a lease for 66,333 square feet with a term of nine years and eleven months with an option to extend for an additional five year period. The annual base rent during the initial term is $1,016,789 payable in equal monthly installments of $84,732 during the first five years and $1,116,853 payable in equal monthly installment of $93,071 for the balance of the initial lease term. The annual rent for the extended term will be at the market rate.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by the Partnership. As of March 31, 1996, the Partnership contributed $3,067,688 and Fund VII contributed $2,932,312 to the development of this project. Wells Fund VIII had not made contributions.

The Fund VI-VII-VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property well remain in a vegetative or natural state.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shipping center are anticipated to be approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shaak Design Group, Inc. has been signed as the general contractor, and John S. Clark and Company as the architect. Ground breaking began in March, 1996.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annul base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

FUND I,II,II-OW,VI,VII ASSOCIATES
- ---------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership, the Fund II-Fund II-OW Joint Venture and Wells Fund VII, entered into a joint venture agreement known as Fund I,II,II-OW,VI,VII Associates (the "Fund I, II, II-OW,VI,VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objective of Wells Fund I, the Fund II - Fund II-OW Joint Venture and Wells Fund VII are substantially identical to those of the Partnership.

The Cherokee Property
- ---------------------

The Cherokee Property consists of a retail shopping center known as the "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (The "Cherokee Project"). The Cherokee Project has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Project was initially developed through a joint venture between Wells Fund I and the Fund II - Fund II-OW Joint Venture which contributed the Cherokee Project to the Fund I,II,II-OW,VI,VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of March 31, 1996, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I,II,II-OW,VI,VII Joint Venture. As of March 31, 1996, the equity interest in the Cherokee Project were as follows: Wells Fund I-24%, Fund II-Fund II-OW Joint Venture-55%, Wells Fund VII-11% and the Partnership-11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of March 31, 1996, the Cherokee Project was approximately 95% occupied by 19 tenants, including Kroger. Kroger is the only tenant occupying 10% or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger intitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 95% in 1996, 94% in 1995, 91% in 1994, 89% in 1993, and 88% in 1992. The average effective annual rental per square foot at the Cherokee Property was $8.58 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993 and $6.46 for 1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS.
- --------------

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates. Construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
- ---------------------------------------------------------

(a) General
- -----------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, as of March 31, 1996, the Partnership has incurred

$4,619,157 in sales commissions, acquisition fees, organizational and offering costs; has invested $19,554,132 in properties; has reserved $250,000 as working capital reserves; and is currently holding net offering proceeds of approximately $576,000 available for investment in properties. As set forth above, it is currently anticipated that approximately $316,000 will be contributed to the Fund V - Fund VI Joint Venture for the completion of the Stockbridge Village II project, and that approximately $260,000 will be contributed to the Fund II, III, VI, and VII Joint Venture for the completion of the Holcomb Bridge Road Project.

Gross revenues of the Partnerships were $179,792 for the quarter ended March 31, 1996, as compared to $291,406 for the quarter ended March 31, 1995. The decrease in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest. Depreciation expense increased for the joint ventures from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995.

Expenses of the Partnership were $19,031 for 1996, as compared to $30,811 for 1995 . The decrease in expenses for 1996 as compared to 1995 was primarily due to decreased legal fees and partnership administration.

Net income of the Partnership was $160,761 for the three months ended March 31, 1996, as compared to $260,595 for the same period in 1995. The decrease in net income for 1996 over 1995 is due primarily to decreased revenues, partially offset by decreased expenses as noted in the prior paragraphs.

Net cash used in operating activities decreased from $(63,753) in 1995 to $(46,553) in 1996. This decreased was due primarily to increased distributions received from joint ventures offset by decreased interest income and increased distributions to the limited partners. Net cash used in investing activities decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a decrease in investments in joint ventures. These changes produced decreased cash and cash equivalents of $(598,971) and $(46,553) at March 31, 1995 and 1996, respectively.


The Partnership made cash distributions to the limited partners holding Class A Units of $.15 for the three months ended March 31, 1996 as compared to $.16 per Class A unit for 1995. No cash distributions of investment income were made to the Limited Partners holding Class B Units.

PROPERTY OPERATIONS
- -------------------

As of March 31, 1996, the Partnership owned interests in the following operational properties:

The Hartford Building/Fund V - Fund VI Joint Ventures
- -----------------------------------------------------

                                                  Three Months Ended March 31
                                                 ----------------------------
                                                   1996                1995
                                                 --------            --------
Revenues:
 Rental Income                                    $179,375            $179,375

Expenses:
 Depreciation                                       73,008              42,516
 Management & leasing expenses                       7,175               7,175
 Other operating expenses                            3,175               5,947
                                                  --------            --------
                                                    83,358              55,638
                                                  --------            --------

Net income                                        $ 96,017            $123,737
                                                  ========            ========

Occupied %                                             100%                100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture                      52.4%               50.3%

Cash Distribution to Partnership                  $ 89,482            $ 83,424

Net Income Allocated to the
  Partnership                                     $ 50,353            $ 61,495

Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expense, resulting from the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and changes in Financial Condition".

The Partnership's ownership in the Fund V - Fund VI Joint Venture increased from 50.3% in 1995, to 52.4% in 1996 due to additional fundings by the Parterships in 1995, which increased the Partnership's ownership interest in the Joint Venture.

Cash distributions increased in 1996 over 1995 due primarily to the Partnership's increased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to increased depreciation expense.

Stockbridge Village II/Fund V - Fund VI Joint Venture
- -----------------------------------------------------

                                          Three Months Ended March 31
                                          ----------------------------
                                            1996                1995
                                          --------            --------
Revenues:
Rental Income                              $46,461             $32,960

Expenses:
 Depreciation                               19,761               5,619
 Management & leasing expenses               4,597               3,927
 Other operating expenses                   19,175              12,956
                                           -------             -------
                                            43,533              22,502
                                           -------             -------

Net income                                 $ 2,928             $10,458
                                           =======             =======

Occupied %                                      61%                100%

Partnership's Ownership % in the
  Fund IV - Fund V Joint Venture              52.4%               50.3%

Cash Distribution to Partnership           $11,451             $   301

Net Income Allocated to the
  Partnership                              $ 1,536             $ 5,166

The Stockbridge Village II Property, consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994, resulting in 100% occupancy as of December 31, 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,247 square feet are available to lease in the second building which equates to a 61% occupancy for both buildings as of March 31, 1996.

In 1996, there was an increase in depreciation expense due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition".

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 52.4% for 1996 as compared to 50.3% in 1995 due to an additional investment by the Partnership which increased the Partnership's and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
- -------------------------------------------------

                                          Three Months Ended March 31
                                          ----------------------------
                                            1996                1995
                                          --------            --------
Revenues:
Rental Income                             $242,754            $242,754

Expenses:
 Depreciation                               87,646              52,299
 Management & leasing expenses               9,710               9,710
 Other operating expenses                    3,698              11,007
                                         ---------            --------
                                           101,054              73,016
                                         ---------            --------

Net income                               $141, 700            $169,738
                                         =========            ========

Occupied %                                     100%                100%

Partnership's Ownership % in the
  Fund V - VI - VII Joint Venture             41.8%               41.8%

Cash Distribution to Partnership          $ 89,810            $ 86,752

Net Income Allocated to the
  Partnership                             $ 59,273            $ 71,001

Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to lower expenditure for legal and accounting and an increased in depreciation expense due to the change in estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Condition".

Stockbridge Village III - Fund VI - Fund VII Joint Venture
- ----------------------------------------------------------

                                              Three Months Ended
                                                March 31, 1996
                                              -------------------
Revenues:
Rental Income                                       $56,924

Expenses:
 Depreciation                                        20,377
 Management & leasing expenses                        3,977
 Other operating expenses                            17,990
                                                    -------
                                                     42,344
                                                    -------

Net income                                          $14,580
                                                    -------

Occupied %                                               77%

Partnership's Ownership % in the Fund VI -
 Fund VII Joint Venture                                43.1%

Cash Distribution to Partnership                    $12,414

Net Income Allocated to the
 Partnership                                        $ 6,275

In April 1994, the Partnership purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, the Partnership contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

Construction was completed on a 3,200 square foot restaurant in March, 1995. This retail building is leased to Kenny Rogers Roasters, a restaurant, for a term of nine years and eleven months. The initial base rent is $82,320 with an increase in the fifth year to $87,600 annually.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Three additional tenants occupied approximately 4,125 square feet as of March 31, 1996.

Cherokee Commons Shopping Center
- --------------------------------

                                         Three Months Ended March 31
                                         ----------------------------
                                           1996                1995
                                         --------            --------
Revenues:
  Rental Income                          $222,621              $145,838
 Interest Income                               19                    25
                                         --------              --------
                                          222,640               145,863
Expenses:
 Depreciation                             107,183                45,527
 Management & leasing expenses             12,634                 7,068
 Other operating expenses                  48,872                45,223
                                         --------              --------
                                          168,689                97,818
                                         --------              --------

Net income                               $ 53,951              $ 48,045
                                         ========              ========

Occupied %                                     95%                   91%

Partnership's Ownership %                      11%                    0%

Cash Distribution to Partnership         $ 16,488              $      0

Net Income Allocated to the
  Partnership                            $  5,777              $      0


Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994, however, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Net income of the property increased to $53,951 in 1996 from $48,045 in 1995 due to the increase in revenue. In 1994, a lease amendment was entered into with Kroger providing for an expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679 and the Fund II-Fund II-OW Joint Venture $805,092 as of December 31, 1994 and Wells Fund VII $953,798, and the Partnership $953,798. The Partnership and Wells Fund VII did not make their respective contributions until August, 1995.

Since the Partnership contributed to the Fund I, II, II-OW, VI and VII Joint Venture in August, 1995, there were no cash distributions or income allocated to the Partnership for the first quarter of 1995.

880 Holcomb Bridge/Fund II, III, VI,VII
- ---------------------------------------

                                                   Three Months Ended
                                                     March 31, 1996
                                                   -------------------
Revenues:
Rental Income                                           $  9,421

Expenses:
 Depreciation                                              6,120
 Management & leasing expenses                             1,051
 Other operating expenses                                 18,839
                                                        --------
                                                          26,010
                                                        --------

Net loss                                                $(16,589)
                                                        ========

Occupied %                                                    21%

Partnership's Ownership % in the Fund IV - Fund
 V Joint Venture                                            19.5%

Cash Distribution to Partnership                        $      0

Net (Loss) Allocated to the
 Partnership                                            $ (3,232)

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II,III,VI and VII Joint Venture. Development is being completed on two buildings with a total of 49,500 square feet. As of March 31, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of March 31, 1995, no comparative figures are available for the quarter.

As of March 31, 1996, Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an approximate 32.7% equity interest, the Partnership contributed $982,691 toward the construction for an approximate 19.5% equity interest, and Well Fund VII contributed $2,500,000 for an approximate 47.8% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $517,000, $260,000 will be contributed by the Partnership and $257,000 Wells Fund VII for an anticipated equity interest of 48.1% by the Partnership, 30.2% by the Fund II
- - Fund III Joint Venture and 21.7% by Wells Fund VI.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND VI, L.P.

     Dated: May 13, 1996                By: /s/ Leo F. Wells, III
                                            ----------------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.