Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND VI L P
filed 1996-08-13
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1996       or
                              ---------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number              0-23656
                       ---------------------------------
                        Wells Real Estate Fund VI, L.P.
            (Exact name of registrant as specified in its charter)

            Georgia                                          58-2022628
- -------------------------------                         -----------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                   30092
- ---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

- --------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     ------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund VI,L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - June 30, 1996
                  and December 31, 1995...............................   3

                  Statements of Income for the Three Months and
                  Six Months Ended June 30, 1996
                  and 1995............................................   4

                  Statement of Partners' Capital
                  for the Year Ended December 31, 1995,
                  and the Six Months Ended June 30, 1996..............   5

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1996 and 1995........................   6


                  Condensed Notes to Financial Statements.............   7



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..........................................  15

PART II. OTHER INFORMATION............................................  26

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                            Assets                                   June 30, 1996   December 31, 1995
                            ------                                   -------------   -----------------

Investment in joint venture (Note 2)                                 $20,063,048        $20,184,572
Cash and cash equivalents                                                708,075            967,347
Due from affiliates                                                      267,451            263,587
Deferred project costs                                                    35,462             35,462
Organization costs, less accumulated
     amortization of $20,312 in 1996 and
     $17,187  in 1995                                                     10,938             14,063
Prepaid expenses and other assets                                          3,700             11,095
                                                                     -----------        -----------

                 Total assets                                        $21,088,674        $21,476,126
                                                                     ===========        ===========



Liabilities and Partners' Capital
- ---------------------------------

     Liabilities:
      Accounts payable                                               $         0        $     4,000
      Partnership distribution payable                                   282,013            327,865
                                                                     -----------        -----------

                  Total liabilities                                      282,013            331,865
                                                                     -----------        -----------

     Partners' capital:
      General  partners                                                        0                  0
      Class A - 2,092,381 units outstanding
             at June 30, 1996 and 2,048,357 units
             at December 31, 1995                                     17,894,635         17,637,686
      Class B - 407,619 units outstanding
             at June 30, 1996 and 451,643 units
             at December 31, 1995                                      2,912,026          3,506,575
                                                                     -----------        -----------

                 Total partners' capital                              20,806,661         21,144,261
                                                                     -----------        -----------

                      Total liabilities and partners' capital        $21,088,674        $21,476,126
                                                                     ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                               Three Months Ended             Six Months Ended
                                                               ------------------             ----------------
                                                         June 30, 1996    June 30, 1995   June 30, 1996   June 30, 1995
                                                        ----------------  --------------  --------------  --------------
Revenues:                                                     $  14,746        $140,294       $  46,862        $294,037
 Interest income
 Equity in income of joint ventures
             (Note 2)                                           115,589         147,044         263,265         284,706
                                                              ---------        --------       ---------        --------
                                                                130,335         287,338         310,127         578,743
                                                              ---------        --------       ---------        --------

Expenses:
 Legal and accounting                                            17,186           3,432          20,087           8,706
 Computer costs                                                   1,006           1,884           1,912           4,664
 Partnership administration                                      14,443          22,508          28,104          43,703
 Amortization of organization costs                               1,562           1,563           3,125           3,125
                                                              ---------        --------       ---------        --------
                                                                 34,197          29,387          53,228          60,198
                                                              ---------        --------       ---------        --------
  Net income                                                  $  96,138        $257,951       $ 256,899        $518,545
                                                              =========        ========       =========        ========

Net loss allocated to General Partners                        $       0        $   (510)      $       0        $   (993)

Net income allocated to Class A Limited
 Partners                                                     $ 240,165        $308,877       $ 517,672       $617,814

Net loss allocated to Class B Limited   Partners              $(144,027)       $(50,416)      $(260,773)      $(98,276)

Net income per Class A Limited Partner   Unit                 $    0.12        $   0.15       $    0.25       $   0.30

Net loss per Class B Limited Partner Unit                     $   (0.35)       $  (0.11)      $   (0.62)      $  (0.21)

Cash distribution per Class A Limited   Partner Unit          $    0.14        $   0.16       $    0.28       $   0.31

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1996

                                                         LIMITED PARTNERS
                                          ----------------------------------------------
                                                  CLASS A                 CLASS B                       TOTAL
                                          -----------------------  ---------------------   GENERAL    PARTNERS'
                                            UNITS       AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                          ---------  ------------  --------  -----------  ---------  ------------
BALANCE, DECEMBER 31, 1994                2,003,010  $17,371,901   496,990   $4,143,449      1,828   $21,517,178

       Net income (loss)                          0    1,172,944         0     (269,288)    (1,828)      901,828
       Partnership distributions                  0   (1,274,745)        0            0          0    (1,274,745)
       Class B conversion elections          45,346      367,586   (45,346)    (367,586)         0             0
                                          ---------  -----------   -------   ----------    -------   -----------
      BALANCE, DECEMBER 31, 1995          2,048,356   17,637,686   451,644    3,506,575          0    21,144,261

       Net income (loss)                          0      517,672         0     (260,773)         0       256,899
       Partnership distributions                  0     (594,499)        0            0          0      (594,499)
       Class B conversion elections          44,025      333,776   (44,025)    (333,776)         0             0
                                          ---------  -----------   -------   ----------    -------   -----------
      BALANCE, JUNE 30, 1996              2,092,381  $17,894,635   407,619   $2,912,026    $     0   $20,806,661
                                          =========  ===========   =======   ==========    =======   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                  -----------------------------------------------
                                                                       June 30, 1996           June 30, 1995
                                                                  -----------------------  ----------------------
  Cash flow from operating activities:
                                                                               $ 256,899             $   518,545
      Net earnings
 Adjustments to reconcile net earnings to net
   cash used in operating activities:
     Equity in earnings of joint venture                                        (263,265)               (284,706)
     Distributions received from joint ventures                                  510,926                 310,515
       Partnership distributions paid                                           (640,351)               (628,070)

       Amortization of organization costs                                          3,125                   3,125
       Changes in assets and liabilities:
       Decrease in due from affiliates                                             5,194                       0
       Decrease in prepaids and
           other assets                                                            2,200                  17,846
       Decrease in accounts payable                                               (4,000)                 (2,000)
                                                                               ---------             -----------
           Net cash used in
             operating activities                                               (129,272)                (64,745)

 Cash flow from investing activities:
     Investment in joint ventures                                               (130,000)             (9,134,626)
                                                                               ---------             -----------

     Net decrease in cash and cash  equivalents                                 (259,272)             (9,199,371)

 Cash and cash equivalents, beginning of year                                    967,347              11,904,815
                                                                               ---------             -----------

 Cash and cash equivalents, end of period                                      $ 708,075             $ 2,705,444
                                                                               =========             ===========

 Supplemental schedule of noncash investing
  activities-deferred project costs
  applied to investing activities                                              $       0             $    26,356
                                                                               ---------             -----------


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

(a) General
    -------
Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

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

As of June 30, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Hartford, Connecticut;
(ii) a three-story office building located in Appleton, Wisconsin; (iii) five retail buildings located in Stockbridge, Georgia; (iv) an office/retail center in Roswell, Georgia; (v) a four-story office building in Jacksonville, Florida;
(vi) a retail center under construction in Winston-Salem, North Carolina; and
(vii) a retail center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Footnote (2) below.

(b) Employees
    ---------
The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance
    ---------
Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(c) Competition
    -----------
The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(2)  Investment in Joint Ventures
     ----------------------------

The Partnership owns interests in nine properties through its investment in joint ventures, of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

The following describes the properties in which the Partnership owns an interest as of June 30, 1996:

FUND V - FUND VI JOINT VENTURE
- ------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. The Partnership holds an approximate 52% equity interest, and Wells Fund V holds an approximate 48% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

The Hartford Building
- ---------------------

On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund V totaling $3,432,707 and $3,508,797, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504.

The entire building is leased to Hartford Fire Insurance Company ("Hartford") for a period of nine years and eleven months commencing December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal month installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods at $15.25 per square foot for the 1st five year extension and $18.67 for the 2nd five year extension. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

The occupancy rate at the Hartford Building was 100% for 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building was $10.11 for 1996, 1995 and 1994, the first year of ownership.

Stockbridge Village II - Stockbridge South Property
- ---------------------------------------------------

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as a capital contribution to the Fund V - Fund VI Joint Venture.

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

The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of June 30, 1996, the Partnership had contributed $1,678,380 and Wells Fund V had contributed $1,035,804 to the Fund V - Fund VI

Joint Venture for the acquisition and development of Stockbridge Village II. As of June 30, 1996, the Partnership's equity interest in the Fund V - Fund VI Joint Venture was approximately 52% and Wells Fund V's equity interest was approximately 48%.

It is currently anticipated that the remaining cost of approximately $316,000 to complete the property will be contributed by the Partnership, in which event, upon completion of the building funding, the Partnership will own an approximately 66% equity interest in the Fund V - Fund VI Joint Venture. The Partnership has reserved sufficient funds for this purpose.

The occupancy rate at the Stockbridge Village II Property was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $12.20 for 1996 and $10.41 for 1995, the first year of occupancy.

FUND V - VI - VII JOINT VENTURE
- -------------------------------

On September 8, 1994, the Partnership, Wells Fund V and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The Partnership owns an interest in the following property through the Fund V-VI-VII Joint Venture:

The Marathon Building
- ---------------------

On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 75,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, plus acquisition costs of $29,421.

The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VII totalling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421. The Partnership owns an approximately 42% equity interest in the Fund V-VI-VII Joint Venture.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of approximately twelve years, three and one-half months, with options to extend the lease for two additional five-year periods at market rate. The annual base rent under the lease is $910,000. The current lease expires December 31, 2006. The lease agreement is a net lease in that the tenant is primarily responsible for the operating expenses, including real estate taxes.

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building was $12.13 for 1996, 1995, and 1994, the first year of ownership.

FUND VI - FUND VII JOINT VENTURE
- --------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of June 30, 1996, the Partnership's equity interest in the Fund VI - Fund VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - Fund VII Joint Venture was approximately 57%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

Stockbridge Village III
- -----------------------

In April 1994, the Partnership purchased 3.27 acres of real property located on the north side of Georgia State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center, which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, the Partnership contributed the property to the Fund VI-Fund VII Joint Venture as a capital contribution.

Kenny Rogers Roasters is a 3,200 square foot restaurant building which was completed in March 1995, at a cost of approximately $400,000, excluding land. The building is leased to Atlanta Foodquest, LLC for a term of nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet at a cost of approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse Restaurant occupied 6,732 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of June 30, 1996, the Partnership had contributed $1,017,907 and Wells Fund VII contributed $1,859,839 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The occupancy rate at the Stockbridge Village III Project was 87% in 1996 and 71% in 1995. The average effective annual rental per square foot at the Stockbridge Village III Project was $13.10 in 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
- -------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square feet restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

As of June 30, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VII contributed a total of $1,450,000 for total contributions of approximately $2,900,000 for the purpose of funding the development and construction of the Stockbridge Village I Expansion.

As of June 30, 1996, the Partnership contributed $2,467,907, and Wells Fund VII contributed $3,309,839, including its cost to acquire land, to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of June 30, 1996, the Partnership's equity interest in Fund VI - VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 57%. It is anticipated that Wells Fund VII will contribute the remaining approximately $23,000 needed to complete Stockbridge Village III, in which event it is estimated that the Partnership's equity interest in the Fund VI - VII Joint Venture will be approximately 43% and Wells Fund VII's equity interest will be approximately 57% upon completion of the project. Wells Fund VII has reserved sufficient funds for this purpose.

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

In January 1995, the Fund II - Fund III Joint Venture contributed approximately
4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Project"), including land improvements with a value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is substantially completed on two buildings containing a total of approximately 49,500 square feet. As of June 30, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet and Coldwell Banker for 4,801 square feet. These three tenants occupied the property as of June 30, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the second quarter of 1996.

As of June 30, 1996, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 30.7% equity interest in the Fund II, III, VI and VII Joint Venture, the Partnership had contributed $1,112,691 to the joint venture for an approximate 20.6% equity interest, and Wells Fund VII had contributed $2,630,000 to the joint venture for an approximate 48.7% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land, and it is anticipated that the remaining approximate $257,000 will be contributed $131,300 by the Partnership and $125,700 by Wells Fund VII for an anticipated equity interest of 48% by Wells Fund VII, 30% by the Fund II - Fund III Joint Venture and 22% by the Partnership. The Partnership has reserved sufficient funds for this purpose.

FUND VI - VII - VIII JOINT VENTURE
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. (Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership contributed approximately $6,567,688 for an approximate 44% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Clemmons, North Carolina. As of June 30, 1996, Wells Fund VIII contributed $2,000,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 13%, and Wells Fund VII contributed approximately $6,432,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 43%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI- VII-VIII Joint Venture of the Partnership, Wells Fund VII and Wells Fund VIII would be approximately 37%, 36%, and 27%, respectively.

Bell South Property
- -------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and construction costs, totalling approximately $9,000,000, were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VII and $2,000,000 by the Wells Fund VIII.

In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet.

The Bell South lease is for a term of nine years and eleven months with an option to extend for an additional five year period at market rate. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their shares of operating expenses during their respective lease terms.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of June 30, 1996, the Partnership had contributed $3,067,688 and Wells Fund VII had contributed $2,932,312 to the development of this project. Wells Fund VIII had not made contributions.

The Fund VI-VII-VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shook Design Group, Inc. has been signed as the architect, and John S. Clark and Company as the general contractor. Construction of the project began in March, 1996 and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

FUND I, II, II-OW, VI, VII ASSOCIATES
- -------------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership, the Fund II-Fund II-OW Joint Venture and Wells Fund VII, entered into a joint venture agreement known as Fund I, II, II-OW, VI, VII Associates (the "Fund I, II, II-OW,VI,VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objective of Wells Fund I are substantially identical to those of the Partnership.

The Cherokee Property
- ---------------------

The Cherokee Property consists of a retail shopping center known as the "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (The "Cherokee Project"). The Cherokee Project has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Project was initially developed through a joint venture between Wells Fund I and the Fund II - Fund II-OW Joint Venture which contributed the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of June 30, 1996, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I,II,II-OW,VI,VII Joint Venture. As of June 30, 1996, approximate equity interests in the Cherokee Project were as follows: Wells Fund I-24%, Fund II-Fund II-OW Joint Venture-54%, Wells Fund VII-11% and the Partnership-11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of June 30, 1996, the Cherokee Project was approximately 95% occupied by 20 tenants, including Kroger. Kroger is the only tenant occupying 10% or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011, with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property for the quarters ended June 30, 1996, was 95% in 1996 and 1995, 86% in 1994, 88% in 1993, and 87% in 1992. The
average effective annual rental per square foot at the Cherokee Property was $8.61 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993 and $6.46 for
1992.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS.
- --------------

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the

Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
- ---------------------------------------------------------

(a) General
- -----------
During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. As of June 30, 1996, the Partnership had incurred $4,619,157 in sales commissions, acquisition fees, organizational and offering costs; had invested $19,554,132 in properties; had reserved $250,000 as working capital reserves; and is currently holding net offering proceeds of approximately $446,000 available for investment in properties. As set forth above, it is currently anticipated that approximately $316,000 will be contributed to the Fund V - Fund VI Joint Venture for the completion of the Stockbridge Village II project, and that approximately $130,000 will be contributed to the Fund II, III, VI, and VII Joint Venture for the completion of the Holcomb Bridge Road Project.

Gross revenues of the Partnerships were $310,127 for the six months ended June 30, 1996, as compared to $578,743 for the six months ended June 30, 1995. The decrease in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest. Depreciation expenses increased for the joint ventures in 1996 as compared to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective December 31, 1995.

Expenses of the Partnership were $53,228 for 1996, as compared to $60,198 for 1995 . The decrease in expenses for 1996 as compared to 1995 was primarily due to decreased partnership administration offset partially by increased accounting costs.

Net income of the Partnership was $256,899 for the six months ended June 30, 1996, as compared to $518,545 for the same period in 1995. The decrease in net income for 1996 from 1995 is due primarily to decreased revenues, which, as set forth above, was primarily caused by the increase in depreciation expenses, partially offset by decreased expenses as noted in the prior paragraphs.

Net cash used in operating activities increased from $64,745 in 1995 to $129,272 in 1996. This increased was due primarily to increased distributions received from joint ventures offset by decreased interest income and increased distributions to the limited partners. Net cash used in investing activities decreased for the six months ended June 30, 1996 as compared to the same period in 1995 due to a decrease in investments in joint ventures. These changes produced decreased cash and cash equivalents of $(9,199,371) and $(259,272) at June 30, 1995 and 1996, respectively.

The Partnership made cash distributions of investment income to the limited partners holding Class A Units of $.14 for the three months ended June 30, 1996 as compared to $.16 per Class A unit for the three months ended June 30, 1995. No cash distributions of investment income were made to the Limited Partners holding Class B Units.



                [ Remainder of page intentionally left blank]

PROPERTY OPERATIONS
- -------------------

As of June 30, 1996, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $179,375        $179,375        $358,750        $358,750

Expenses:
 Depreciation                              73,008          42,516         146,016          85,032
 Management & leasing expenses              7,175           7,175          14,350          14,350
 Other operating expenses                   4,649           5,277           7,824          11,224
                                         --------        --------        --------        --------
                                           84,832          54,968         168,190         110,606
                                         --------        --------        --------        --------

Net income                               $ 94,543        $124,407        $190,560        $248,144
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
 Fund V - Fund VI Joint Venture              52.4%           51.5%           52.4%           51.5%

Cash Distribution to Partnership         $ 88,709        $ 86,296        $178,192        $169,720

Net Income Allocated to the
 Partnership                             $ 49,579        $ 63,703        $ 99,933        $125,198

     Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expenses, caused by the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 51.5% in 1995, to 52.4% in 1996, due to additional fundings by the Partnership in 1995.

     Cash distributions increased in 1996 over 1995 due primarily to the Partnership's increased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to the increased depreciation expenses discussed above.

      Stockbridge Village II/Fund V - Fund VI Joint Venture
      -----------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                             $50,056         $32,961         $96,517         $65,921

Expenses:
 Depreciation                              19,761           5,619          39,522          11,238
 Management & leasing expenses              5,382           4,052           9,979           7,979
 Other operating expenses                  19,623          10,253          38,798          23,209
                                          -------         -------         -------         -------
                                           44,766          19,924          88,299          42,426
                                          -------         -------         -------         -------

Net income                                $ 5,290         $13,037         $ 8,218         $23,495
                                          =======         =======         =======         =======

Occupied %                                     61%            100%             61%            100%

Partnership's Ownership % in the
 Fund V - Fund VI  Joint Venture             52.4%           51.5%           52.4%           51.5%

Cash Distribution to Partnership          $12,691         $ 9,367         $24,142         $ 9,668

Net Income Allocated to the
 Partnership                              $ 2,774         $ 6,690         $ 4,310         $11,856

     The Stockbridge Village II Project consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994, resulting in 100% occupancy since December 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,247 square feet are available to lease in the second building which equates to a 61% occupancy for both buildings as of June 30, 1996.

     Depreciation expenses increased in 1996 over 1995 due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 52.4% for 1996, as compared to 51.5% in 1995, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
Rental Income                            $242,754        $242,754        $485,508        $485,508

Expenses:
 Depreciation                              87,647          52,300         175,292         104,599
 Management & leasing expenses              9,710           9,710          19,420          19,420
 Other operating expenses                   5,152           2,902           8,850          13,909
                                         --------        --------        --------        --------
                                          102,509          64,912         203,562         137,928
                                         --------        --------        --------        --------

Net income                               $140,245        $177,842        $281,946        $347,580
                                         ========        ========        ========        ========

Occupied %                                    100%            100%            100%            100%

Partnership's Ownership % in the
 Fund V - VI - VII Joint Venture             41.8%           41.8%           41.8%           41.8%

Cash Distribution to Partnership         $ 89,202        $ 90,143        $179,012        $176,895

Net Income Allocated to the
 Partnership                             $ 58,665        $ 74,392        $117,937        $145,393

     Net income decreased for the three and six month periods ended June 30, 1996 as compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change, as of December 31, 1995, in estimated useful lives of buildings and improvements.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------

                                           Three Months Ended        Six Months Ended   Two Months Ended
                                     ------------------------------  -----------------  -----------------
                                     June 30, 1996   June 30, 1995     June 30, 1996      June 30, 1995
                                     --------------  --------------  -----------------  -----------------
Revenues:
Rental Income                              $62,308         $14,156           $119,232            $14,156

Expenses:
 Depreciation                               21,301           8,625             41,678              8,625
 Management & leasing expenses              16,909           1,218             20,886              1,218
 Other operating expenses                   17,865             263             35,855                263
                                           -------         -------           --------            -------
                                            56,075          10,106             98,419             10,106
                                           -------         -------           --------            -------

Net income                                 $ 6,233         $ 4,050           $ 20,813            $ 4,050
                                           =======         =======           ========            =======

Occupied %                                      87%             19%                87%                19%

Partnership's Ownership % in the
 Fund VI - Fund VII Joint Venture             42.8%           52.3%              42.8%              52.3%

Cash Distribution to Partnership           $ 9,468         $     0           $ 21,882            $     0

Net Income Allocated to the
 Partnership                               $ 2,674         $ 2,118           $  8,949            $ 2,118


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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of June 30, 1996.

     Cherokee Commons Shopping Center / Fund I, II, II-OW, VI, VII Joint Venture
     ---------------------------------------------------------------------------

                                          Three Months Ended               Six Months Ended
                                    ------------------------------  ------------------------------
                                    June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                    --------------  --------------  --------------  --------------
Revenues:
 Rental Income                         $  223,987      $  147,679      $  446,608      $  293,517
 Interest Income                               18              70              37              95
                                          -------         -------         -------         -------
                                          224,005         147,749         446,645         293,612
Expenses:
 Depreciation                             107,461          45,717         214,644          91,244
 Management & leasing expenses             13,276           7,401          25,910          14,469
 Other operating expenses                  46,632          36,597          95,504          81,820
                                          -------         -------         -------         -------
                                          167,369          89,715         336,058         187,533
                                          -------         -------         -------         -------

Net income                             $   56,636      $   58,034      $  110,587      $  106,079
                                          =======         =======         =======         =======

Occupied %                                     95%             95%             95%             95%

Partnership's Ownership %                      11%              0%             11%              0%

Cash Distribution to Partnership       $   18,376      $        0      $   34,863      $        0

Net Income Allocated to the
 Partnership                           $    6,065      $        0      $   11,842      $        0


Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994, however, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to increased revenue. Other operating expenses increase in 1996 as compared to 1995 due to increased repairs and maintenance costs. Net income of the property remained relatively stable due to the increase in revenue which was offset by the increase in expenses.

A lease amendment executed with Kroger in 1994 provided for an expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the Center at a total cost of $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679 and the Fund II-Fund II-OW Joint Venture $805,092 as of December 31, 1994 and Wells Fund VII $953,798, and the Partnership $953,798. The Partnership and Wells Fund VII did not make their respective capital contributions until August, 1995.

880 Holcomb Bridge Road Project / Fund II, III, VI,VII Joint Venture
- --------------------------------------------------------------------

                                                   Three Months Ended   Six Months Ended
                                                   -------------------  -----------------
                                                      June 30, 1996       June 30, 1996
                                                   -------------------  -----------------
Revenues:
Rental Income                                                $ 43,754           $ 53,175

Expenses:
 Depreciation                                                  77,822             83,942
 Management & leasing expenses                                  5,029              6,080
 Other operating expenses                                      28,894             47,733
                                                             --------           --------
                                                              111,745            137,755
                                                             --------           --------

Net loss                                                     $(67,991)          $(84,580)
                                                             ========           ========

Occupied %                                                       20.9%              20.9%

Partnership's Ownership % in the Fund IV - Fund
 V Joint Venture                                                 20.6%              20.6%

Cash Distribution to Partnership                             $      0           $      0

Net (Loss) Allocated to the
 Partnership                                                 $(13,946)          $(17,178)

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. Development is being completed on two buildings with a total of 49,500 square feet. As of June 30, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of June 30, 1995, no comparative figures are available for the quarter.

As of June 30, 1996, Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an approximate 30.7% equity interest, the Partnership contributed $982,691 for an approximate 20.6% equity interest, and Well Fund VII contributed $2,500,000 for an approximate 48.7% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000. $125,700 will be contributed by Wells Fund VII and $131,300 by the Partnership for an anticipated equity interest of 20.6% by the Partnership, 30.7% by the Fund II - Fund III Joint Venture and 48.7% by Wells Fund VII. The Partnership and Wells Fund VII have reserved sufficient funds for this purpose.

      Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
      ------------------------------------------------------------------

                                              Three Months Ended
                                                 June 30, 1996
                                              -------------------
Revenues:
Rental Income                                           $  1,009

Expenses:
 Depreciation                                             12,738
 Management & leasing expenses                               155
 Other operating expenses                                  6,676
                                                        --------
                                                          19,569
                                                        --------

Net loss                                                $(18,560)
                                                        ========

Occupied %                                                    19%

Partnership's Ownership % in the Fund VI -
 Fund VII Joint Venture                                     42.8%

Cash Distribution to Partnership                        $      0

Net Loss Allocated to the
 Partnership                                            $ (7,961)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza has occupied a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and the ninth year to $56,000. One additional tenant has occupied 1,600 square feet at the property as of June 30, 1996. Negotiations are being conducted to lease the remaining space.

Bell South Property / Fund VI - Fund VII - Fund VIII Joint Venture
- ------------------------------------------------------------------

                                                 For the Two Months
                                                Ended June 30, 1996
                                                --------------------
Revenues:
  Rental income                                            $146,740
  Interest income                                            56,634
                                                           --------
                                                            203,374
                                                           --------

Expenses:
 Depreciation                                                76,976
 Management & leasing expenses                               17,928
 Other operating expenses                                    65,960
                                                           --------
                                                            160,864
                                                           --------

Net income                                                 $ 42,510
                                                           ========

Occupied %                                                     96.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII
   Joint Venture                                               43.9%

Cash Distribution to Partnership                           $ 54,151

Net Income Allocated to Partnership                        $ 18,643


On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet.

The initial term of the BellSouth lease is nine years and eleven months. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

During 1996, interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                                                     (Registrant)
     Dated: August 13, 1996        By: /s/ Leo F. Wells, III
                                       ---------------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.