Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND VI L P
filed 1996-11-13
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 1996       or
                              --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    --------------------------


Commission file number                           0-23656
                       --------------------------------------------------------


                         Wells Real Estate Fund VI, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                      58-2022628
-------------------------------------   ---------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification no.)


 3885 Holcomb Bridge Road, Norcross, Georgia                            30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                                     INDEX
                                     -----

                                                                                           Page No.
                                                                                           --------


PART I.     FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                               Balance Sheets - September 30, 1996
                               and December 31, 1995...............................................3

                               Statements of Income for the Three Months and
                               Nine Months Ended September 30, 1996
                               and 1995............................................................4

                               Statement of Partners' Capital
                               for the Year Ended December 31, 1995,
                               and the Nine Months Ended September 30, 1996........................5

                               Statements of Cash Flows for the Nine Months
                               Ended September 30, 1996 and 1995...................................6

                               Condensed Notes to Financial Statements............................ 7

                  Item 2.  Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations.........................................................15

PART II.    OTHER INFORMATION.....................................................................25



                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                                                             September 30, 1996                   December 31, 1995
                                                                             ------------------                   -----------------
                      Assets
                      ------


Investment in joint venture (Note 2)                                             $20,072,965                          $20,184,572
Cash and cash equivalents                                                            586,933                              967,347
Due from affiliates                                                                  264,909                              263,587
Deferred project costs                                                                14,157                               35,462
Organization costs, less accumulated
   amortization of $21,874 in 1996 and
     $17,187 in 1995                                                                   9,376                               14,063
Prepaid expenses and other assets                                                      2,400                               11,095
      Total assets                                                               -----------                          -----------
                                                                                 $20,950,740                          $21,476,126
                                                                                 ===========                          ===========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Accounts payable                                                               $         0                          $     4,000
  Partnership distribution payable                                                   261,953                              327,865
                                                                                 -----------                          -----------
      Total liabilities                                                              261,953                              331,865
                                                                                 -----------                          -----------

  Partners' capital:
    General  partners                                                                      0                                    0
    Class A - 2,104,757 units outstanding
      at September 30, 1996 and 2,048,356
      units  at December 31, 1995                                                 18,078,937                           17,637,686
    Class B - 395,243 units outstanding
      at September 30, 1996 and 451,644 units
      at December 31, 1995                                                         2,609,850                            3,506,575
                                                                                 -----------                          -----------
      Total partners' capital                                                     20,688,787                           21,144,261
                                                                                 -----------                          -----------
        Total liabilities and partners' capital                                  $20,950,740                          $21,476,126
                                                                                 ===========                          ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME


                                                          Three Months Ended                  Nine Months Ended
                                                          ------------------                  -----------------
                                                    Sept 30, 1996     Sept 30,1995     Sept 30, 1996     Sept 30,1995
                                                    -------------     ------------     -------------     ------------

Revenues:                                             $ 10,311         $  4,476         $  57,173        $ 298,513
       Interest income
       Equity in income of joint ventures
                       (Note 2)                        150,203          221,860           413,468          506,566
                                                      --------         --------         ---------        ---------
                                                       160,514          226,336           470,641          805,079
                                                      --------         --------         ---------        ---------
Expenses:
       Legal and accounting                                763            2,212            20,850           10,918
       Computer costs                                    1,403              431             3,315            5,095
       Partnership administration                       12,109           15,863            40,213           59,566
       Amortization of organization costs                1,562            1,562             4,687            4,687
                                                      --------         --------            ------         --------
                                                        15,837           20,068            69,065           80,266
                                                      --------         --------         ---------        ---------
       Net income                                    $ 144,677         $206,268          $401,576         $724,813
                                                      ========         ========         =========        =========
Net loss allocated to General Partners               $       0         $   (619)         $      0        $  (1,612)
Net income allocated to Class A Limited
  Partners                                           $ 358,439         $ 268,10          $876,111        $ 885,974
Net loss allocated to Class B Limited
  Partners                                           $(213,762)        $(61,273)        $(474,535)       $(159,549)
Net income per Class A Limited Partner
  Unit                                               $    0.17         $   0.13         $    0.43        $    0.43
Net loss per Class B Limited Partner
  Unit                                               $   (0.54)        $  (0.14)        $   (1.16)       $   (0.34)
Cash distribution per Class A Limited
  Partner Unit                                       $    0.12         $   0.16         $    0.40        $    0.47

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1996

                                                    LIMITED PARTNERS
                                      ----------------------------------------------
                                            CLASS A                 CLASS B                     TOTAL
                                      -----------------------  ---------------------           GENERAL     PARTNERS'
                                      UNITS       AMOUNT        UNITS         AMOUNT           PARTNERS    CAPITAL
                                      -----       ------        -----         ------          ---------   ---------
BALANCE, DECEMBER 31, 1994            2,003,010   $17,371,901    496,990    $4,143,449        $1,828        $21,517,178
  Net income (loss)                           0     1,172,944          0      (269,288)       (1,828)           901,828
  Partnership distributions                   0    (1,274,745)         0             0             0         (1,274,745)
  Class B conversion elections           45,346       367,586    (45,346)     (367,586)            0                  0
                                      ---------   -----------    -------    ----------        ------        -----------
BALANCE, DECEMBER 31, 1995            2,048,356    17,637,686    451,644     3,506,575             0         21,144,261
  Net income (loss)                           0       876,111          0      (474,535)            0            401,576
  Partnership distributions                   0      (857,050)         0             0             0           (857,050)
  Class B conversion elections           56,401       422,190    (56,401)     (422,190)            0                  0
                                      ---------   -----------    -------    ----------        ------        -----------
BALANCE, SEPTEMBER 30, 1996           2,104,757   $18,078,937    395,243    $2,609,850        $    0        $20,688,787
                                      =========   ===========    =======    ==========        ======        ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                   -----------------
                                                                                          Sept 30, 1996          Sept 30, 1995
                                                                                          -------------          -------------
Cash flow from operating activities:
Net earnings                                                                               $ 401,576              $ 724,813
Adjustments to reconcile net earnings to net
  cash used in operating activities:                                                        (413,468)              (506,566)
  Equity in earnings of joint venture
  Distributions received from joint
    ventures                                                                                 779,983                495,484
  Partnership distributions paid                                                            (922,962)              (946,385)
  Amortization of organization costs                                                           4,687                  4,687
    Changes in assets and liabilities:
    Decrease in due from affiliates                                                            5,194                      0
    Decrease in prepaids and
      other assets                                                                             3,500                 56,435
    Decrease in accounts payable                                                              (4,000)                (2,000)
                                                                                           ---------             ----------
      Net cash used in
          operating activities                                                              (145,490)              (173,532)
Cash flow from investing activities:
      Investment in joint ventures                                                          (234,924)           (10,696,983)
                                                                                           ---------            -----------
      Net decrease in cash and cash equivalents                                             (380,414)           (10,870,515)
Cash and cash equivalents, beginning of year                                                 967,347             11,904,815
                                                                                           ---------           ------------
Cash and cash equivalents, end of period                                                   $ 586,933           $  1,034,300
                                                                                           =========           ============
Supplemental schedule of noncash investing
  activities-deferred project costs
  applied to investing activities                                                          $  21,305           $     78,574
                                                                                           ---------           ------------

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement


(1)  Basis of Presentation
     ---------------------

     The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

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

    As of September 30, 1996, the Partnership owned interests in the following properties: (i) a four-story office building located in Hartford, Connecticut; (ii) a three-story office building located in Appleton, Wisconsin; (iii) five retail buildings located in Stockbridge, Georgia; (iv) an office/retail center in Roswell, Georgia; (v) a four-story office building in Jacksonville, Florida; (vi) a retail center under construction in Winston-Salem, North Carolina; and (vii) a retail center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Footnote (2) below.

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

    The following describes the properties in which the Partnership owns an interest as of September 30, 1996:


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

    The Hartford Building
    ---------------------

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

    Stockbridge Village II - Stockbridge South Property
    ---------------------------------------------------

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

    The total cost to complete Stockbridge Village II is currently anticipated to be approximately $3,030,000. As of September 30, 1996, the Partnership had contributed $1,696,150 and Wells Fund V had contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II. It is currently anticipated that the remaining cost of approximately $300,000 to complete the property will be contributed by the Partnership, in which event, upon completion of the building funding, the Partnership will own an approximately 54% equity interest in the Fund
    V - Fund VI Joint Venture. The Partnership has reserved sufficient funds for this purpose.

    The occupancy rate at the Stockbridge Village II Property was 61% for 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II is $12.35 for 1996 and $10.41 for 1995, the first year of occupancy.

    FUND V - VI - VII JOINT VENTURE
    -------------------------------

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

    The Marathon Building
    ---------------------

    On September 16, 1994, Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 76,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000, plus acquisition costs of $29,421.

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

    FUND VI - FUND VII JOINT VENTURE
    --------------------------------

    On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of September 30, 1996, the Partnership's equity interest in the Fund VI - Fund VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - Fund VII Joint Venture was approximately 57%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

    Stockbridge Village III
    -----------------------

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

    Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet at a cost of approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse Restaurant occupied 6,732 square feet. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter. Four additional tenants have occupied the second building.

    As of September 30, 1996, the Partnership had contributed $1,017,907 and Wells Fund VII contributed $1,866,278 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

    The occupancy rate at the Stockbridge Village III Project was 87% in 1996 and 71% at December 31, 1995. The average effective annual rental per square foot at the Stockbridge Village III Project was $13.76 in 1996 and $4.85 for the partial year of occupancy in 1995.

    Stockbridge Village I Expansion
    -------------------------------

    On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. A lease has been signed with Cici's Pizza for a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Negotiations are being conducted to lease the remaining space.

    As of September 30, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VII contributed a total of $1,450,000 for total contributions of approximately $2,900,000 for the purpose of funding the development and construction of the Stockbridge Village I Expansion.

    As of September 30, 1996, the Partnership contributed $2,467,907, and Wells Fund VII contributed $3,316,278, including its cost to acquire land, to the Fund VI -Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of September 30, 1996, the Partnership's equity interest in Fund VI - VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - VII Joint

    Venture was approximately 57%. It is anticipated that Wells Fund VII will contribute the remaining approximately $16,500 needed to complete Stockbridge Village III, in which event it is estimated that the Partnership's equity interest in the Fund VI - VII Joint Venture will be approximately 43% and Wells Fund VII's equity interest will be approximately 57% upon completion of the project. Wells Fund VII has reserved sufficient funds for this purpose.

    Fund II, III, VI and VII Associates/Holcomb Bridge Road Project
    ---------------------------------------------------------------

    On January 10, 1995, the Partnership, the Fund II - Fund III Joint Venture and Wells Fund VII entered into a joint venture agreement known as Fund II, III, VI and VII Associates (the "Fund II, III, VI and VII Joint Venture"). The Fund II- Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and a joint venture (the "Fund II-II-OW Joint Venture"), between Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership also having Leo F. Wells., III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VII are substantially identical to those of the Partnership.

    In January 1995, the Fund II - Fund III Joint Venture contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Project"), including land improvements with a value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is substantially completed on two buildings containing a total of approximately 49,500 square feet. Six tenants occupied the property as of September 30, 1996 for an occupancy rate of 54%. The average effective annual rental was $6.83 per square foot for the third quarter of 1996.

    As of September 30, 1996, Fund II - Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 25.2% equity interest in the Fund II, III, VI and VII Joint Venture, the Partnership had contributed $1,699,846 to the joint venture for an approximate 26% equity interest, and Wells Fund VII had contributed $3,217,154 to the joint venture for an approximate 48.8% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $5,000,000, excluding land, and it is anticipated that the remaining approximate $83,000 will be contributed $16,000 by the Partnership and $67,000 by Wells Fund VII for an anticipated equity interest of 49% by Wells Fund VII, 26% by the Fund II - Fund III Joint Venture and 25% by the Partnership. The Partnership has reserved sufficient funds for this purpose.

    FUND VI - VII - VIII JOINT VENTURE
    ----------------------------------

    On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. (Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as the Fund VI, Fund VII and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund

    VIII are substantially identical to those of the Partnership.
    As of September 30, 1996, the Partnership contributed approximately $6,067,688 for an approximate 39% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Clemmons, North Carolina. As of September 30, 1996, Wells Fund VIII contributed $3,500,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 23%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 38%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $2,200,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI- VII-VIII Joint Venture of the Partnership, Wells Fund VII and Wells Fund VIII would be approximately 34%, 34%, and 32%, respectively.

    Bell South Property
    -------------------

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

    Tanglewood Commons Shopping Center
    ----------------------------------

    On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of September 30, 1996, the Partnership had contributed $2,567,688, Wells Fund VII had contributed $2,432,312 and Wells Fund VIII had contributed $1,500,000 for the development of this project.

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

    FUND I, II, II-OW, VI, VII ASSOCIATES
    -------------------------------------

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

    The Cherokee Property
    ---------------------

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

    As of September 30, 1996, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I,II,II-OW,VI,VII Joint Venture. As of September 30, 1996, approximate equity interests in the Cherokee Project were as follows:
    Wells Fund I-24%, Fund II-Fund II-OW Joint Venture-54%, Wells Fund VII-11% and the Partnership-11%.

    The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of September 30, 1996, the Cherokee Project was approximately 95% occupied by 20 tenants, including Kroger. Kroger is the only tenant occupying 10% or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.

    The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011, with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

    The occupancy rate at the Cherokee Property for the quarters ended September 30, 1996 was 95% in 1996 and 1995, 92% in 1994, 82% in 1993, and 87% in
    1992. The average effective annual rental per square foot at the Cherokee Property was $8.57 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993
    and $6.46 for 1992.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------------------------------------------------------------------------
    RESULTS OF OPERATIONS.
    ---------------------

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


   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
   ---------------------------------------------------------

    (a) General
    -----------

    During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. As of September 30, 1996, the Partnership had incurred $4,619,157 in sales commissions, acquisition fees, organizational and offering costs; had invested $19,789,055 in properties; had reserved $250,000 as working capital reserves; and is currently holding net offering proceeds of approximately $341,000 available for investment in properties. As set forth above, it is currently anticipated that approximately $300,000 will be contributed to the Fund V - Fund VI Joint Venture for the completion of the Stockbridge Village II project, and that approximately $16,000 will be contributed to the Fund II, III, VI, and VII Joint Venture for the completion of the Holcomb Bridge Road Project, leaving approximately $25,000 available to invest.

    Gross revenues of the Partnerships were $470,641 for the nine months ended September 30, 1996, as compared to $805,079 for the nine months ended September 30, 1995. The decrease in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest. Depreciation expenses increased for the joint ventures in 1996 as compared to 1995 due to a change in the estimated useful lives of all buildings and improvements in which the Partnership owns an interest from 40 years to 25 years, which became effective December 31, 1995.

    Expenses of the Partnership were $69,065 for 1996, as compared to $80,266 for 1995. The decrease in expenses for 1996 as compared to 1995 was primarily due to decreased partnership administration offset partially by increased accounting costs.

    Net income of the Partnership was $401,576 for the nine months ended September 30, 1996, as compared to $724,813 for the same period in 1995. The decrease in net income for 1996 from 1995 is due primarily to decreased revenues, which, as set forth above, was primarily caused by the increase in depreciation expenses, partially offset by decreased expenses as noted in the prior paragraphs.

    Net cash used in operating activities decreased from $173,532 in 1995 to $145,490 in 1996. This decrease was due primarily to increased distributions received from joint ventures and decreased distributions to the limited partners offset by decreased interest income. Net cash used in investing activities decreased for the nine months ended September 30, 1996 as compared to the same period in 1995 due to a decrease in investments in joint ventures. These changes produced decreased cash and cash equivalents of $10,870,515 and $380,414 at September 30, 1995 and 1996, respectively.

    The Partnership made cash distributions of investment income to the Limited Partners holding Class A Units of $.12 for the three months ended September 30, 1996, as compared to $.16 per Class A Unit for the three months ended September 30, 1995. No cash distributions were made to the Limited Partners holding Class B Units.

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following operational properties:

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------


                                                            Three Months Ended                  Nine Months Ended
                                                            ------------------                  -----------------
                                                      Sept 30, 1996     Sept 30, 1995     Sept 30, 1996      Sept 30, 1995
                                                      -------------     -------------     -------------      -------------
Revenues:
Rental Income                                           $179,374          $179,374           $538,124          $538,124
Expenses:
 Depreciation                                             73,008            42,516            219,024           127,548
 Management & leasing expenses                             7,175             7,175             21,525            21,525
 Other operating expenses                                  3,380             3,715             11,204            14,939
                                                        --------          --------           --------          --------
                                                          83,563            53,406            251,753           164,012
                                                        --------          --------           --------          --------
Net income                                              $ 95,811          $125,968           $286,371          $374,112
                                                        ========          ========           ========          ========
Occupied %                                                   100%              100%               100%              100%
Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                            52.5%             52.4%              52.5%              52.4%
Cash Distribution to Partnership                        $ 89,478          $ 88,861           $267,670           $258,582
Net Income Allocated to the
  Partnership                                           $ 50,302          $ 65,809           $150,235           $191,007

          Net income decreased and expenses increased in 1996 as compared to 1995 due primarily to an increase in depreciation expenses, caused by the change in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

          The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 54.2% in 1995, to 52.5% in 1996, due to additional fundings by the Partnership in 1996.

          Cash distributions increased in 1996 over 1995 due primarily to the Partnership's increased percentage ownership interest in the Joint Venture. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due primarily to the increased depreciation expenses discussed above.

          Stockbridge Village II/Fund V - Fund VI Joint Venture
          -----------------------------------------------------

                                          Three Months Ended                  Nine Months Ended
                                    ------------------------------      ------------------------------
                                    Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                    -------------     -------------      --------------    -------------
Revenues:
Rental Income                          $50,056          $50,056            $146,573         $115,977
Expenses:
 Depreciation                           19,811           14,269              59,333           25,507
 Management & leasing expenses           4,549            5,515              14,528           13,494
 Other operating expenses               24,862           14,249              63,660           37,458
                                        -------          -------            --------         --------
                                        49,222           34,033             137,521           76,459
                                      --------          -------            --------         --------
Net income                             $   834          $16,023            $  9,052         $ 39,518
                                       =======          =======            ========         ========
Occupied %                                  61%              61%                 61%              61%
Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture          52.5%            52.4%               52.5%            52.4%
Cash Distribution to Partnership       $10,026          $10,276             $31,920          $19,951

Net Income Allocated to the
  Partnership                           $  433         $ 8,374             $ 4,743          $20,230


    The Stockbridge Village II Project consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994, and occupied by Apple Restaurants, Inc. in December 1994. The second building containing 10,400 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. A lease has been signed for 4,969 square feet in the second building with occupancy anticipated to commence in early 1997.

    Depreciation expenses increased in 1996 over 1995 due to the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

    The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 52.5% for 1996, as compared to 52.4% in 1995, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                          Three Months Ended                  Nine Months Ended
                                    -------------------------------     -------------------------------
                                    Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30, 1995
                                    -------------     -------------     -------------     -------------
Revenues:
Rental Income                         $242,755          $242,754          $728,263          $728,262
Expenses
 Depreciation                           87,647            52,299           262,939           156,898
 Management & leasing expenses           9,710             9,710            29,130            29,130
 Other operating expenses                1,531             2,374            10,381            16,283
                                      --------          --------          --------          --------
                                        98,888            64,383           302,450           202,311
                                      --------          --------          --------          --------
Net income                            $143,867          $178,371          $425,813          $525,951
                                      ========          ========          ========          ========
Occupied %                                 100%              100%              100%              100%
Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture             41.8%             41.8%             41.8%             41.8%
Cash Distribution to Partnership      $ 90,716          $ 90,364          $269,728          $267,259
Net Income Allocated to the
  Partnership                         $ 60,180          $ 74,612          $178,117          $220,005


    Net income decreased for the three and nine month periods ended September 30, 1996 as compared to 1995 due primarily to the increase in depreciation expenses which resulted from the change , as of December 31, 1995, in estimated useful lives of buildings and improvements.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------


                                           Three Months Ended            Nine Months Ended     Five Months Ended
                                     ------------------------------      -----------------     ----------------
                                     Sept 30, 1996     Sept 30, 1995       Sept 30, 1996        Sept 30, 1995
                                     -------------     -------------        -------------       -------------
Revenues:
Rental Income                          $68,558           $21,235              $187,790             $35,391
Expenses:
 Depreciation                           21,400             2,803                63,078               5,607
 Management & leasing expenses          16,387             2,575                37,273               3,793
 Other operating expenses                8,696             6,262                44,551              12,346
                                       -------           -------              --------             -------
                                        46,483            11,640               144,902              21,746
                                       -------           -------              --------             -------
Net income                             $22,075           $ 9,595              $ 42,888             $13,645
                                       =======           =======              ========             =======
Occupied %                                  87%               18%                   87%                 18%
Partnership's Ownership % in the
 Fund VI - Fund VII Joint Venture         42.8%             47.1%                 42.8%               47.1%
Cash Distribution to Partnership       $23,122           $ 2,659              $ 45,004             $ 2,659
Net Income Allocated to the
 Partnership                           $ 9,443           $ 4,650              $ 18,392             $ 6,768


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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of September 30, 1996.

Cherokee Property / Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------


                                          Three Months Ended                 Nine Months Ended
                                    ------------------------------      ------------------------------
                                    Sept 30, 1996     Sept 30, 1995     Sept 30, 1996     Sept 30,1995
                                    -------------     -------------     -------------     ------------
Revenues:
 Rental Income                          $219,956        $253,387           $666,564         $546,904
 Interest Income                              18              69                 55              164
                                        --------        --------           --------         --------
                                         219,974         253,456            666,619          547,068

Expenses:
 Depreciation                            107,607          72,989            322,251          164,233
 Management & leasing expenses            12,101           9,354             38,011           23,823
 Other operating expenses                 38,084          36,728            133,588          118,548
                                        --------        --------           --------         --------
                                         157,792         119,071            493,850          306,604
                                        --------        --------           --------         --------
Net income                              $ 62,182        $134,385           $172,769         $240,464
                                        ========        ========           ========         ========
Occupied %                                    95%             95%                95%              95%
Partnership's Ownership %                   10.7%           11.1%              10.7%            11.1%
Cash Distribution to Partnership        $ 18,722        $  7,387           $ 53,585         $  7,387
Net Income Allocated to the
 Partnership                            $  6,658        $  5,603           $ 18,500         $  5,603

Rental income decreased for the three months ended September 30, 1996, as compared to the same period for 1995, due to the receipt in September 1995 of certain excess rents relating to the Kroger expansion which, although completed in November 1994, was billed retroactively and paid in September 1995. The increase in depreciation expenses for 1996 as compared to 1995 is the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Condition". Management and leasing expenses increased in 1996 as compared to 1995 due to increased revenue. Other operating expenses increased in 1996 as compared to 1995 due to increased repairs and maintenance costs. Net income of the property decreased for the nine month period ended September 30, 1996 as compared to the same period for 1995, due primarily to the increase in depreciation expenses offset partially by the increase in rental income.

A lease amendment executed with Kroger in 1994 provided for an expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the Center at a total cost of $2,807,367.
The costs of this expansion were funded in the following amounts: Wells Fund I $94,679, the Fund II-Fund II-OW Joint Venture $805,092, the Partnership $953,798 and Wells Fund VII $953,798. The Partnership and Wells Fund VII did not make their respective capital contributions until August, 1995.

    880 Holcomb Bridge Road Property / Fund II, III, VI,VII Joint Venture
    ---------------------------------------------------------------------


                                                      Three Months Ended       Six Months Ended
                                                      -------------------      -----------------
                                                         Sept 30, 1996           Sept 30, 1996
                                                      -------------------      -----------------
Revenues:
Rental Income                                              $82,869                 $136,044

Expenses:
 Depreciation                                               54,939                  138,881
 Management & leasing expenses                               8,530                   14,610
 Other operating expenses                                   22,279                   70,012
                                                           -------                 --------
                                                            85,748                  223,503
                                                           -------                 --------
Net loss                                                   $(2,879)                $(87,459)
                                                           =======                 ========
Occupied %                                                    53.6%                    53.6%
Partnership's Ownership % in the Fund II, III, VI,
 VII Joint Venture                                            26.0%                    26.0%
Cash Distribution to Partnership                           $ 6,426                 $  6,426
Net Loss Allocated to the
 Partnership                                               $  (898)                $(18,075)

    In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. The project opened in April, 1996. Development is being completed on two buildings with a total of 49,500 square feet. As of September 30, 1996, six tenants are occupying approximately 26,549 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of September 30, 1995, no comparative figures are available for the quarter.

    As of September 30, 1996, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 25.2%, Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%, and the Partnership contributed $1,699,846 for an equity interest of approximately 26.0%. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $67,000 will be contributed by Wells Fund VII and $16,000 by the Partnership, after which the equity interests in the property will be 25.5% for the Partnership, 48.8% for Wells Fund VII and 25.7% for the Fund II - Fund III Joint Venture. The Partnership has reserved sufficient funds for this purpose.

      Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
      ------------------------------------------------------------------


                                              Three Months Ended     Six Months Ended
                                                 Sept 30, 1996         Sept 30, 1996
                                              ------------------     ----------------
Revenues:
Rental Income                                       $ 5,994              $  7,003

Expenses:
 Depreciation                                        19,107                31,845
 Management & leasing expenses                          822                   977
 Other operating expenses                             9,037                15,713
                                                   --------              --------
                                                     28,972                48,535
                                                   --------              --------
Net loss                                           $(22,972)             $(41,532)
                                                   --------              --------
Occupied %                                               19%                   19%

Partnership's Ownership % in the Fund VI -
 Fund VII Joint Venture                                42.8%                 42.8%

Cash Distribution to Partnership                   $      0              $      0

Net Loss Allocated to the
 Partnership                                       $ (9,829)             $(17,790)


On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza has occupied a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. One additional tenant has occupied 1,600 square feet at the property as of September 30, 1996. Three additional leases have been signed for a total of 4,800 square feet with occupancy expected to commence in late 1996. Negotiations are being conducted to lease the remaining space.

Bell South Property / Fund VI - Fund VII - Fund VIII Joint Venture
------------------------------------------------------------------


                                                                                 Three Months              Five Months
                                                                             Ended June 30, 1996       Ended Sept 30, 1996
                                                                             --------------------      --------------------
Revenues:
    Rental income                                                                  $364,732                  $511,472
    Interest income                                                                   1,366                    58,000
                                                                                   --------                  --------
                                                                                    366,098                   569,472
                                                                                   --------                  --------
Expenses:
    Depreciation                                                                    109,116                   186,092
    Management & leasing expenses                                                    39,597                    57,525
    Other operating expenses                                                        147,446                   213,407
                                                                                    --------                 --------
                                                                                    296,159                   457,024
                                                                                    --------                 --------

Net income                                                                         $ 69,939                  $112,448
                                                                                   ========                  ========
Occupied %                                                                             96.0%                     96.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII
  Joint Venture                                                                        39.2%                     39.2%

Cash Distribution to Partnership                                                   $ 25,820                  $ 79,971

Net Income Allocated to                                                            $ 28,857                  $ 47,500
 Partnership

On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet will be occupied by BellSouth commencing in December 1996.

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

PART II - OTHER INFORMATION
---------------------------

      ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1996.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WELLS REAL ESTATE FUND VI, L.P.
                                       (Registrant)
      Dated: November 11, 1996           By: /s/ Leo F. Wells, III
                                         ---------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.