Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND VI L P
filed 1997-03-27
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended              December 31, 1996              or
                          --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ______________to________________
Commission file number                  0-23656
                                        ----------------------------------------
                  Wells Real Estate Fund VI, L. P
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Georgia                                         58-2022628
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                              30092
--------------------------------------------------------------------------------
(Address of Principal executive offices)                       (Zip code)

Registrant's telephone number, including area code            (770) 449-7800
                                                              ------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class              Name of exchange on which registered
--------------------------------------------------------------------------------
             None                                                           None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Class A Unit
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No ___
    ---

Aggregate market value of the voting stock held by non-affiliates:
Not Applicable
--------------

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
-----------------

GENERAL

Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions from 2,500,000 Limited Partners units, composed of two classes of limited partnership interests, Class A and Class B limited partnership units. As of December 31, 1996, the Partnership had incurred $4,619,157 in commissions, acquisition fees, organization and offering costs, had invested $19,789,055 in properties; reserved $250,000 as working capital reserves; and approximately $342,000 is available for investment in additional projects.

As of December 31, 1996, the Partnership owned interests in the following properties through ownership in joint ventures: (i) a four-story office building located in metropolitan Hartford, Connecticut; (ii) a three-story office building located in Appleton, Wisconsin; (iii) four retail buildings located in Stockbridge, Georgia; (iv) a retail shopping center expansion in Stockbridge, Georgia; (v) an office/retail center under construction in Roswell, Georgia;
(vi) a four-story office building in Jacksonville, Florida; and (vii) a retail center under construction Clemmons, Forsyth County, North Carolina and (viii) a retail center located in Cherokee County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole General Partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 93% occupied, down from 94% at December 31, 1995 and 100% at December 31, 1994 and 1993.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:


                Number of                  Annualized        Partnership's       Percentage of    Percentage of
Year of Lease    Leases      Square        Gross Base     Share of Annualized    Total Square     Total Annualized
 Expiration     Expiring   Feet Expiring    Rent (1)       Gross Base Rent(1)    Feet Expiring     Base Rent
------------------------------------------------------------------------------------------------------------
    1997            8         13,330        133,817             14,318               4.3%              4.0%
    1998            2          3,000         31,597              3,381               1.0%              1.0%
    1999           10         17,495        262,276             73,822               5.7%              7.9%
    2000            2          4,300         39,684             12,976               1.4%              1.2%
    2001            9         22,592        358,266            120,184               7.3%             10.8%
    2002            2          2,488         22,704             11,321               0.8%              0.7%
    2003 (2)        1         71,000        651,171            341,214              22.9%             19.7%
    2004            1          5,400        130,733             68,504               1.7%              4.0%
    2005            2          9,982        188,040             80,425               3.2%              5.7%
    2006 (3)        5        160,328      1,485,930            923,580              51.7%             45.0%
-----------------------------------------------------------------------------------------------------------
                   42        309,915     $3,304,218         $1,649,725             100.0%            100.0%

(1) Average monthly gross rent over the life of the lease, annualized.

(2)                Expiration of Hartford Fire Insurance Company lease.

(3) Expiration of Marathon lease of 76,000 square feet and BellSouth lease of 69,424 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

FUND V - FUND VI JOINT VENTURE
------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $5,128,857 and Wells Fund V had contributed approximately $4,544,601 to the Fund V - Fund VI Joint Venture. It is anticipated that the Partnerhship will fund an additional $242,000 toward the completion of the Stockbridge Village II Project, at which time, the Partnership will hold an approximate 54% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

The Hartford Building
---------------------

On December 29, 1993, the Fund V - Fund VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by the Fund V - Fund VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund V totalling $3,432,707 and $3,508,797, respectively, for total capital contributions to the Fund V - Fund VI Joint Venture of $6,941,504. The Partnership holds an approximately 53% equity interest, and Wells Fund V holds an approximately 47% equity interest in the Fund V - Fund VI Joint Venture.

The entire building is leased to Hartford Fire Insurance Company for a period of nine years and eleven months commencing on December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal month installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease under the terms of its lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

The occupancy rate at the Hartford Building was 100% for the years ended December 31, 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building is $10.11 for 1996, 1995 and 1994, the first year of ownership.

Stockbridge Village II - Stockbridge South Project
--------------------------------------------------

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022.634. On July 1, 1994, Wells Fund V contributed the property as capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November, 1994. A second retail building containing approximately 10,550 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December 9, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

Glenn's Open Pit Bar-b-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995. The annual base rent under the lease is $64,548 to June 30, 1997, $68,844 from July 1, 1997 to June 30,
1999, and $77,460 from July 1, 1999 until June 30, 2001.

The total cost to complete the second building in Stockbridge Village II is currently anticipated to be approximately $2,974,000. As of December 31, 1996, the Partnership contributed $1,696,150 and Wells Fund V contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of the Stockbridge Village II Project. It is currently anticipated that the remaining cost of approximately $242,000 will be contributed by the Partnership

The occupancy rate at the Stockbridge Village II Project was 61% for the years ended December 31, 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II Project is $12.43 for 1996 and $10.41 for 1995, the first year of occupancy.


FUND V-VI-VII JOINT VENTURE
---------------------------

On September 8, 1994, the Partnership, Wells Fund V and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V, Fund VI and Fund VII Associates (the "Fund V-VI-VII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership owns a 42% interest in the following property through the Fund V-VI-VII Joint Venture:

The Marathon Building
---------------------

On September 16, 1994, the Fund V-VI-VII Joint Venture purchased a three-story office building containing approximately 76,000 rentable square feet, located on approximately 6.2 acres of land in Appleton, Wisconsin (the "Marathon Building") for a purchase price of $8,250,000 excluding acquisition costs.

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

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years, three and one-half months, with options to extend the lease for two additional five-year periods. The annual base rent is $910,000. The current lease expires December 31, 2006. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

The occupancy rate at the Marathon Building was 100% for 1996, 1995, and the last three and a half months of 1994. The average annual rental per square foot in the Marathon Building is $12.13 for 1996, 1995 and 1994, the first year of ownership.


FUND VI - FUND VII JOINT VENTURE
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of December 31, 1996, the Partnership contributed $2,467,907, and Wells Fund VII contributed $3,316,278, including its cost to acquire land, to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of December 31, 1996, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 58%. It is anticipated that Fund VII will contribute approximately $40,000 needed to complete Stockbridge Village III. It is estimated that the Partnership's equity interest in the Fund VI - VII Joint Venture will be approximately 42% and Wells Fund VII's equity interest will be approximately 57% once the project is completed. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

Stockbridge Village III
-----------------------

In April 1994, the Partnership purchased 3.27 acres of real property located on the north side of Georgia State Route 138 at Mt. Zion Road, Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center which was developed and is owned by an affiliate of the Partnership. On December 9, 1994, the Partnership contributed the property as a capital contribution to the Fund VI-Fund VII Joint Venture.
Kenny Rogers Roasters is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The term of the lease is for nine years and eleven months commencing March 1, 1995. The initial base rent payable is $82,320. In the fifth year, the annual base rent payable increases to $87,600.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. Construction was substantially completed in October, 1995. In October 1995, Damon's Clubhouse occupied 6,500 square feet restaurant. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of December 31, 1996, the Partnership had contributed $1,017,907 and Wells Fund VII contributed $1,866,278 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. As of December 31, 1996, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 43%, and Wells Fund VII's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57%.

The occupancy rate at the Stockbridge Village III Project was 87% in 1996 and 71% in 1995. The average effective annual rental per square foot at the Stockbridge Village III Project was $14.15 for 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. Construction was substaintially complete in April, 1996 with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the CiCi's lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Four additional tenants have occupied 6,400 square feet at the property in 1996. Negotiations are being conducted to lease the remaining space.

As of December 31, 1996, the Partnership contributed a total of $1,450,000 and Wells Fund VII contributed a total of $1,450,000 for a total cost of approximately $2,900,000 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village I Expansion was 36% for 1996, the first year of occupancy. The average effective annual rental per square foot was $2.69 for 1996.

FUND II - III - VI - VII JOINT VENTURE/HOLCOMB BRIDGE ROAD PROJECT
------------------------------------------------------------------

On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, and Wells Fund VII entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II-III-VI-VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P., a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW and Wells Fund III are substantially identical to those of the Partnership.

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Benture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substanitially complete on two buildings containing a total of approximately 49,500 square feet. Nine tenants occupied the 880 Holcomb Bridge property as of December 31, 1996 for an occupancy rate of 63%. The average effective annual rental was $9.87 per square foot for 1996.

As of December 31, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, the Partnership contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total cost to develp the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000,excluding land. It is anticipated that of the remaining cost of approximately $183,000, $83,000 will be contributed by Wells Fund VII and $100,000 by the Partnership after which the equity interests in the Fund II - III - VI - VII Joint Venture will be 26.4% for the Partnership, 48.3% for Wells Fund VII, and 25.3% for the Fund II-Fund III Joint Venture. The Partnership and Wells Fund VII have reserved sufficent funds for this purpose.

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership contributed approximately $6,067,688 for an approximately 36% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1996, Wells Fund VIII contributed $4,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 28%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 36%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interests in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $1,000,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VII and Wells Fund VIII would be approximately 34%, 34%, and 32%, respectively.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purschased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximatley 66,333 square feet and American Express Travel Realted Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 2,900 square feet in December 1996. The land purchase and contruction costs, totalling approximately $9,000,000, were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VII and $2,000,000 by the Wells Fund VIII.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five year at market rate. The annual base rent during the inital term is $1,094,426 during the first five years and $1,202,034 for the balance of the inital lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their shares of operating expenses during their respective lease terms.

The average effective annual rental per square foot at the BellSouth Property was $14.15 for 1996, the first year of occupany. The occupancy rate was 100% for 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development. As of December 31, 1996, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $2,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Norcom Development, Inc. is supervising, managing and coordinating the design and construction of the property. Shook Design Group, Inc. is the architect and John S. Clark and Company is the General Contractor. Construction of the project began in March, 1996, and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250, payable in equal monthly installments of $40,688. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

FUND I - II - II-OW - VI - VII JOINT VENTURE
--------------------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership , the Fund II-Fund II-OW Joint Venture and Wells Fund VII, entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Project described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VII are substantially identical to those of the Partnership.

The Cherokee Property
---------------------

The Cherokee Property consists of a retail shopping center known as the "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Project"). The Cherokee Project has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Project was initially developed through a joint venture between Wells Fund I and the Fund II-Fund II-OW Joint Venture, which contributed the Cherokee Project to the Fund I-II-II-OW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of December 31, 1996, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Cherokee Project. As of December 31, 1996, the equity interest in the Fund I - II - II-OW - VI - VII Joint Venture were as follows: Wells Fund I 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VII 11% and the Partnership 11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1996, the Cherokee Project was approximately 93% occupied by 19 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 93% in 1996, 94% in 1995, 91% in 1994, 89% in 1993 and 88% in 1992. The average effective annual rental per square foot at the Cherokee Property was $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993 and $6.46 for 1992.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.





               [Remainder of this page left intentionally blank]
               -------------------------------------------------

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 28, 1997, the Partnership had 2,113,257 outstanding Class A Units held by a total of 1,587 Limited Partners and 386,742 outstanding Class B Units held by a total of 210 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A units) until they have received 10% of their adjusted capital contributions. "Net Cash From Operations" means Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B units. No distribution has been made to the General Partner as of December 31, 1996.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during the two most recent fiscal years were as follows:

                                                    Per Class A Unit
                                                    ----------------
          Distributions For        Total Cash   Investment     Return of
           Quarter Ended          Distribution    Income        Capital
           -------------          ------------    ------        -------
           March 31, 1995            $313,371      $0.16         $0.00
           June 30, 1995             $318,000      $0.16         $0.00
           Sept. 30, 1995            $320,676      $0.16         $0.00
           Dec. 31, 1995             $322,698      $0.16         $0.00
           March 31, 1996            $311,988      $0.15         $0.00
           June 30, 1996             $282,512      $0.14         $0.00
           Sept. 30, 1996            $262,551      $0.12         $0.00
           Dec. 31, 1996             $358,606      $0.15         $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to the limited partners holding Class A units until February 1997. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1996, 1995 and 1994 and the nine months ended December 31, 1993.

The Partnership which began on April 5, 1993 did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units in May, 1993, and accordingly, there is no comparative financial data available prior to 1993.

                                              1996          1995          1994          1993
                                              ----          ----          ----          ----
Total assets                              $20,880,163   $21,476,126   $21,837,180   $11,191,023
Total revenues                                675,782     1,002,567       819,535        82,723
Net income                                    589,053       901,828       700,896        31,428
Net income/(loss) allocated
  to General Partners                               0        (1,828)        1,409           (81)
Net income allocated to
  Class A Limited Partners                  1,234,717     1,172,944       762,218        39,551
Net loss allocated to
  Class B Limited Partners                   (645,664)     (269,288)      (62,731)       (8,042)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                             .59           .57           .43           .01
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                           (1.60)         (.60)         (.12)         (.01)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
Investment Income                                 .57           .62           .32           .00
Return of Capital                                 .00           .00           .00           .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
--------------------

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

GENERAL

Gross revenues of the Partnership were $675,782 for the fiscal year ended December 31, 1996, as compared to $1,002,567 for the fiscal year ended December 31, 1995, and $819,535 for the fiscal year ended December 31, 1994. The decrease for 1996 as compared to 1995 was due primarly to decreased interest income and decreased income from joint ventures due to the changes in depreciation discussed below. The increase for 1995 over 1994 was due primarily to increased income from joint ventures partially offset by a decrease in interest income. This net increase in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest. Depreciation expense increased for the joint ventures from 1994 to 1995 and from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Expenses of the Partnership were $86,729 for 1996, as compared to $100,739 for 1995 and $118,639 for 1994. The decrease in expenses for 1996 as compared to 1995 and 1994 was primarily due to decreased partnership administration expenses.

Net income of the Partnership was $589,053 for the fiscal year ended December 31, 1996, as compared to $901,828 for the fiscal year ended December 31, 1995, and $700,896 for the nine months ended December 31, 1994. The decrease in net income for 1996 over 1995 is due primarily to decreased income from joint ventures and decreased interest earned offset partially by decreased expenses.

The Partnership made cash distributions to the limited partners holding Class A Units of $.57 for fiscal year 1996 as compared to $.62 per Class A Unit for fiscal year 1995 and $.32 for fiscal year 1994. The General Partners anticipate distributions per Unit will continue to increase for limited partners holding Class A Units in 1997. Distributions accrued for the fourth quarter of 1996 to the limited partners holding Class A Units were paid in February, 1997. No cash distributions were made to limited partners holding Class B Units.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adoping SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's ownership interest in Fund I,II,II-OW, VI and VII Joint Venture was 10.7%, in Fund II,III, VI and VII Joint Venture 26.0%, in Fund V and VI Joint Venture 52.5%, in Fund V,VI, and VII Joint Venture 41.8%, in Fund VI and VII Joint Venture 42.8% and in Fund VI,VII and VIII Joint Venture 36.4%.

As of December 31, 1996, the Partnership owned interests through interests in joint ventures in the following operational properties:

The Hartford Building / Fund V - Fund VI Joint Venture
------------------------------------------------------

                                                     For the Year Ended December 31
                                                    ---------------------------------
                                                       1996        1995       1994
                                                    ----------  ----------  ---------
Revenues:
Rental income                                        $717,499    $717,499   $717,499
                                                     --------    --------   --------

Expenses
  Depreciation                                        292,031     199,551    170,058
  Management & leasing expenses                        28,700      28,700     27,554
  Other operating expenses                             13,948      21,182     60,536
                                                     --------    --------   --------
                                                      334,679     249,433    258,148
                                                     --------    --------   --------

Net income                                           $382,820    $468,066   $459,351
                                                     ========    ========   ========

Occupied %                                                100%        100%       100%

Partnership's Ownership % in the Fund
V-Fund VI Joint Venture                                  52.5%       52.4%      48.4%


Cash Distribution to the Partnership                 $357,530    $346,456   $247,223

Net Income (loss) Allocated to the
  Partnership                                        $200,900    $240,278   $215,698

Net income decreased and expenses increased in 1996 over 1995 due primarily to increased depreciation expenses. Net income increased and expenses decreased in 1995 as compared to 1994 due primarily to decreased expenditures for property insurance and legal fees which was partially offset by an increase in depreciation expense in the fourth quarter of 1995 resulting from the change in estimated useful lives of buildings and improvements as previously discussed under the "General " section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership in the Fund V-Fund VI Joint Venture increased from 48.4% in 1994, to 52.4% in 1995 and to 52.5% in 1996 due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions remained stable from 1996 as compared to 1995 but cash distributions increased in 1995 over 1994 due to the decrease in expenses and the Partnership's increased percentage ownership interest in the Joint Venture. Net income allcoated to the Partnership varied from 1996 to 1995 to 1994 due to increased depreciation expenses and increased ownership in the Fund V-Fund VI Joint Venture as discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

Stockbridge Village II / Fund V-Fund VI Joint Venture
-----------------------------------------------------

                                                                                  One Month
                                         For the Year Ended December 31       Ended Dec. 31
                                        -------------------------------       -------------
                                              1996               1995              1994
                                              ----               ----              ----
Revenues:
Rental income                               $196,629           $166,033           $  4,403
                                            --------           --------           --------

Expenses
  Depreciation                                79,239             43,588              4,813
  Management & leasing expenses               19,786             16,136                  0
  Other operating expenses                    90,216             43,099             18,852
                                            --------           --------           --------
                                             189,241            102,823             23,665
                                            --------           --------           --------

Net income                                  $  7,388           $ 63,210           $(19,262)
                                            ========           ========           ========

Occupied %                                        61%                61%               100%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                   52.5%              52.4%              48.4%

Cash Distribution to the Partnership        $ 41,056           $ 38,697           $      0

Net Income Allocated to the
  Partnership                               $  3,870           $ 32,655           $ (8,976)

The Stockbridge Village II Project, consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994 and occupied by Apple Restaurants, Inc. in December, 1994, resulting in 100% occupancy as of December 31, 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 4,969 additional square feet have been leased in the second building with occupancy in the first quarter of 1997.

Since the first building of the Stockbridge Village II Project opened in December 1994, comparative income and expense figures for the year ended December 31, 1994 are not available. In 1996 and 1995 there were increases in depreciation expense due to the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 52.5% for 1996 from 52.4% for 1995 as compared to 48.4% in 1994 due to an additional investment by the Partnership which increased the Partnership's ownership interest and decreased the Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $22,835 for 1996, $19,924 for 1995 and $14,200 for 1994.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.



The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                                              Four Months Ended
                                         For the Year Ended December 31          December 31,
                                         ------------------------------          ------------
                                             1996             1995                     1994
                                             ----             ----                     ----
Revenues:
Rental income                              $971,017          $971,017               $283,213

Expenses
  Depreciation                              350,585           243,428                 61,016
  Management & leasing expenses              38,841            38,841                 11,329
  Other operating expenses                   14,636            25,557                 22,085
                                           --------          --------               --------
                                            404,062           307,826                 94,430
                                           --------          --------               --------

Net income                                 $566,955          $663,191               $188,783
                                           ========          ========               ========

Occupied %                                      100%              100%                   100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                   41.8%             41.8%                  41.8%

Cash Distribution to the Partnership       $359,305          $354,736               $ 96,360

Net Income Allocated to the
  Partnership                              $237,157          $277,413               $ 78,990

Rental income for 1996 and 1995 was the same. Since the Marathon Building was purchased in September 1994, comparative income and expense figures for the year ended December 31, 1994, are not available. Depreciation expense increased for 1996 compared to 1995 due to the recording of a full year's expense reflecting the change in estimated useful lives which was made beginning in fourth quarter of 1995. In 1995, there was an increase in depreciation expense, as compared to 1994, due to the change in estimated useful lives of buildings and improvements as previously discussed under "General" section of "Results of Operations and Changes in Financial Conditions". Other operating expenses decreased from $25,557 in 1995 to $14,636 in 1996 due primarily to payment of legal and administrative expenses associated with the first year of operating the property.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

The Partnership has an equity interest of 41.8% in the Marathon Property through its ownership in the Fund V-VI-VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                       For the Year Ended      8 Months Ended
                                        December 31, 1996    December 31, 1995
                                      ---------------------  ------------------
Revenues:
  Rental income                           $257,571                 $88,239

Expenses:
  Depreciation                              84,642                  28,273
  Management and leasing expenses           51,107                   8,999
  Other operating expenses                  59,168                  43,082
                                          --------                 -------
                                           194,917                  80,354
                                          --------                 -------

Net income                                $ 62,654                  $7,885
                                          ========                 =======

Occupied %                                      87%                     71%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture            42.8%                   43.9%

Cash Distribution to the Partnership      $ 65,756                       0

Net Income Allocation to the              $ 26,845                  $4,107
 Partnership

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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants have occupied approximately 5,850 square feet as of December 31, 1996.

The Stockbridge Village III Project incurred $23,026 for 1996 and $13,368 for 1995 in property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                               Nine Months Ended
                                               December 31, 1996
                                               ------------------
     Revenues:
       Rental income                                    $ 59,006

     Expenses:
       Depreciation                                       52,780
       Management & leasing expenses                       3,238
       Other operating expenses                           28,810
                                                        --------
                                                          84,828
                                                        --------
     Net Loss                                           $(25,822)
                                                        ========

     Occupied %                                               36%

     Partnership's Ownership % in the Fund
      VI - Fund VII Joint Venture                           42.8%

     Cash Distribution to Partnership                   $      0

     Net Loss Allocated to the Partnership              $(11,070)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza leasing a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1997. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Four additional tenants have occupied 6,400 square feet at the property as of December 31, 1996. Negotiations are being conducted to lease the remaining space.

Since this property opened in 1996, there is no comparable financial information for prior years. The Stockbridge Village I Expansion incurred $9,182 for 1996 property taxes. It is projected that no additional funding will be required to complete tenant buildout by the Partnership or Wells Fund VII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, refer to Item 2, Properties, page 3.

Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
---------------------------------------------------------------------

                                               Nine Months Ended
                                               -----------------
                                               December 31, 1996
                                               -----------------
     Revenues:
     Rental Income                                $255,062

     Expenses:
       Depreciation                                181,798
       Management & leasing expenses                28,832
       Other operating expenses                    101,600
                                                  --------
                                                   312,230
                                                  --------

     Net loss                                     $(57,168)
                                                  ========

     Occupied %                                         63%

     Partnership's Ownership % in the Fund
      II - III - VI - VII Joint Venture               26.0%


     Cash Distribution to Partnership             $ 19,329

     Net Loss Allocated to the
       Partnership                                $(10,193)

Since the Holcomb Bridge Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for prior years, are not available. Real estate taxes at the Holcomb Bridge Property were $37,191 for 1996, the first year of occupancy.

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at Holcomb Bridge Road to the Fund II - III - VI - VII Joint Venture. The project opened in April, 1996. Development is being completed on two buildings with a total of 49,500 square feet. As of December 31, 1996, nine tenants occupied approximately 31,144 square feet of space in the retail building under leases of varying lengths.

As of December 31, 1996, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 25.2%, Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%, and the Partnership contributed $1,699,846 for an equity interest of approximately 26.0%. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $83,000 will be contributed by Wells Fund VII and $100,000 by the Partnership, after which the equity interests in the property will be 26.4% for the Partnership, 48.3% for Wells Fund VII and 25.3% for the Fund II - Fund III Joint Venture. The Partnership and Wells Fund VII have reserved sufficient funds for this purpose.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                     Eight Months
                                               Ended December 31, 1996
                                               -----------------------
     Revenues:
       Rental income                                 $876,711
       Interest income                                 60,092
                                                     --------
                                                      936,803
                                                     --------

     Expenses:
       Depreciation                                   290,407
       Management & leasing expenses                   99,330
       Other operating expenses                       288,665
                                                     --------
                                                      678,402
                                                     --------

     Net income                                      $258,401
                                                     ========

     Occupied %                                           100%

     Partnership's Ownership % in the
       Fund VI - VII - VIII Joint Venture                36.4%


     Cash Distribution to Partnership                $175,281

     Net Income Allocated to Partnership             $100,600

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with

BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet was occupied by BellSouth commencing in December 1996 bringing occupancy to 100%

The initial term of the BellSouth lease is nine years and eleven months. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May, 1996, comparative income and expense figures for prior years are not available. The BellSouth Property incurred property taxes of $23,234 for 1996, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Cherokee Commons Shopping Center / Fund I - II - II-OW - VI - VII Associates.
-----------------------------------------------------------------------------

                                                       For the Year Ended December 31
                                                       ------------------------------
                                                    1996           1995           1994
                                                  --------       --------      ---------
Revenues:
 Rental Income                                    $890,951       $778,204      $ 552,823
 Interest Income                                        73            180             50
                                                  --------       --------      ---------
                                                   891,024        778,384        552,873
Expenses:
 Depreciation                                      429,419        277,099        172,583
 Management & leasing expenses                      48,882         36,303         22,410
 Other operating expenses                          180,841        115,885        569,830
                                                  --------       --------      ---------
                                                   659,142        429,287        764,823
                                                  --------       --------      ---------

Net income                                        $231,882       $349,097      $(211,950)
                                                  ========       ========      =========

Occupied %                                              93%            94%            91%

Partnership's Ownership %                             10.7%          10.7%             0%

Cash Distribution to Partnership                  $ 72,510       $ 36,069      $      -0-

Net Income Allocated to the
 Partnership                                      $ 24,830       $ 18,381      $      -0-

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994. Rental income for the year ended December 31, 1995 increased approximately $225,000 from the rental income for the year ended December 31, 1994. This increase is due to excessive rents relating to the Kroger expansion which, although completed in November of 1994, was billed retroactively and paid in September 1995. The decrease in occupancy in 1996, was due to the current vacancy of 2,380 square feet; however, a lease is being negotiated for 1,200 square feet with anticipated occupancy in February 1997. Operating expenses of the property increased to $659,142 in 1996 from $429,287 in 1995, and $764,823 in 1994. The increase is due primarily to increased management and leasing fees as well as increased depreciation expense. The increase in depreciation expense for 1996 as compared to 1995 and 1994 is a result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased to $231,882 in 1996 from $349,097 in 1995 and increased from (211,950) in 1994, due to the increase in operating expenses as discussed above.

A lease amendment was executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679, Fund II-II-OW $805,092, Wells Fund VII $953,798 and the Partnership $953.798 as of December 31, 1995. The statements are for a twelve month period; however, the Partnership and Wells Fund VII did not contribute their portion until August, 1995.

The Cherokee Property incurred property taxes of $63,696 for 1996, $63,694 for 1995 and $56,080 for 1994.

Since the Partnership did not contribute to the Fund I - II - II-OW - VI - VII Joint Venture until August, 1995, there are no cash distributions or income allocated to the Partnership for 1994. Allocation of cash distributions and income to the Partnership began in August, 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership incurred $4,619,157 in commissions, acquisition fees, organization and offering costs; invested $19,789,055 in properties; reserved $250,000 as working capital reserves; and the remainder of approximately $342,000 is reserved for investment in joint ventures. It is currently anticipated that approximately $242,000 will be contributed to the Fund V - Fund VI Joint Venture to complete the Stockbridge Village II Project and approximately $100,000 will be contributed to the Fund II, III, VI and VII Joint Venture. No additional funding to the joint ventures are anticipated by the Partnership.

As of December 31, 1996, the Partnership had working capital cash reserves of $250,000. The Partnership is required to maintain working capital reserves in an amount equal to the operating expenses estimated to be required to operate the Partnership for a six month period, not to exceed 3% or be reduced below 1% of offering proceeds available for investment in properties. The General Partners believe such working capital reserves will be adequate.

The Partnership's net cash provided by operating activities decreased from $234,119 for the year ended December 31, 1994 to $(216,092) for the year ended December 31, 1995 but increased to $(143,341) for the year ended December 31, 1996 primarily due to increases in distributions from joint ventures partially offset by decreased interest income in 1996. Net cash used in investing activities increased from $5,912,454 in 1994 to $10,721,376 in 1995 but decreased to $234,924 in 1996 due primarily to fluctuation in investments in joint ventures, a return of capital in 1996 due to a transfer of funds from the Tanglewood Project to the Holcomb Bridge Road Project and elimination in 1995 and 1996 of deferred project cost paid in 1994. Cash flow from financing activities decreased from $10,386,552 in 1994 to $0 in 1995 and 1996. The decrease from 1994 is due to the termination of the sale of Partnership units in 1995. No Partnership unit sales by the Partnership are allowed after the termination date of April 4, 1994 as stated in the Prospectus.

The Partnership's distributions paid and payable through the fourth quarter of 1996 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1996. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.

                                   PART III
                                   --------

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------

WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
-------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996.

                            CASH COMPENSATION TABLE

       (A)                       (B)                        (C)
Name of individual or   Capacities in which served
number in group          - Form of Compensation       Cash Compensation
-----------------       --------------------------    -----------------
Wells Management         Property Manager -           $93,349
Company, Inc.            Management and Leasing
                           Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.

     (1)                 (2)                   (3)                    (4)
Title of Class   Name and Address of    Amount and Nature      Percent of Class
                  Beneficial Owner        of Beneficial
                                            Ownership

________________________________________________________________________________

Class A Units    Leo F. Wells, III      811.91 units IRA       less than 1%
                                        (401(k))


No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

     Interest in Partnership Cash Flow and Net Sale Proceeds. The General
     -------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners received no distribution from cash flow or from net sales proceeds in 1996.

     Property Management and Leasing Fees.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by other rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $93,349 in property management and leasing fees relating to the Partnership in 1996.

     Real Estate Commissions.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totalling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 1996.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


(a) 1.   Financial Statements
         Information with respect to this item is contained on Pages F-2 to F-42 of this Annual Report of Form 10-K. See Index to Financial Statements on Page F-1.

(a) 2.   Financial Statement Schedule III
         Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a) 2 above.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997.

                                       WELLS REAL ESTATE FUND VI, L.P.
                                       (Registrant)



                                       By:  /s/ Leo F. Wells, III
                                          ---------------------------------
                                            Individual General Partner and
                                            as President of Wells Capital,
                                            Inc., the General Partner of
                                            Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                         Title
---------                         -----


 /s/ Leo F. Wells, III          Individual General Partner,    March 17, 1997
--------------------------
Leo F. Wells, III               President and Sole Director
                                of Wells Capital, Inc.



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund VI, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
 *3(a)          Certificate of Limited Partnership of       N/A
                Wells Real Estate Fund VI, L.P.
                (Exhibit 3(c) to Registration
                Statement of Wells Real Estate Fund
                VI, L.P. and Wells Real Estate Fund
                VII, L.P., File No. 33-55908)

 *4(a)          Agreement of Limited Partnership of         N/A
                Wells Real Estate Fund VI, L.P.
                (Exhibit to Form 10-K of Wells Real
                Estate Fund VI, L.P. for the fiscal
                year ended December 31, 1993, File
                No. 0-23656)

*10(a)          Management Agreement between Wells          N/A
                Real Estate Fund VI, L.P. and Wells
                Management Company, Inc. (Exhibit to
                Form 10-K of Wells Real Estate Fund
                VI, L.P. for the fiscal year ended
                December 31, 1993, File No. 0-23656)

*10(b)          Leasing and Tenant Coordinating             N/A
                Agreement between Wells Real Estate
                Fund VI, L.P. and Wells Management
                Company, Inc. (Exhibit to Form 10-K
                of Wells Real Estate Fund VI, L.P.
                for the fiscal year ended December
                31, 1993, File No. 0-23656)

*10(c)          Custodial Agency Agreement dated            N/A
                March 25, 1993, between Wells Real
                Estate Fund VI, L.P. and NationsBank
                of Georgia, N.A. (Exhibit to Form
                10-K of Wells Real Estate Fund VI,
                L.P. for the fiscal year ended
                December 31, 1993, File No. 0-23656)

*10(d)          Fund V and Fund VI Associates Joint         N/A
                Venture Agreement dated December 27,
                1993 (Exhibit 10(g) to Post-Effective
                Amendment No. 1 to Registration
                Statement of Wells Real Estate Fund
                VI, L.P. and Wells Real Estate Fund
                VII, L.P., File No. 33-55908)

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(e)          Sale and Purchase Agreement dated               N/A
                November 17, 1993, with Hartford
                Accident and Indemnity Company
                (Exhibit 10(h) to Post-Effective
                Amendment No. 1 to Registration
                Statement of Wells Real Estate
                Fund VI, L.P. and Wells Real Estate
                Fund VII, L.P., File No. 33-55908)

*10(f)          Lease with Hartford Fire Insurance              N/A
                Company December 29, 1993 (Exhibit
                10(i) to Post-Effective Amendment No.
                1 to Registration Statement of Wells
                Real Estate Fund VI, L.P. and Wells
                Real Estate Fund VII, L.P., File No.
                33-55908)

*10(g)          Amended and Restated Custodial Agency           N/A
                Agreement dated April 1, 1994, between Wells
                Real Estate Fund VI, L.P. and NationsBank
                of Georgia, N.A. Wells Real
                Estate Fund VI, L.P. for the fiscal
                year ended December 31, 1994, File No. 0-23656)

*10(h)          First Amendment to Joint Venture                N/A
                Agreement of Fund V and Fund VI
                Associates dated July 1, 1994
                (Exhibit 10(x) to Form 10-K of Wells
                Real Estate Fund V, L.P. for the
                fiscal year ended December 31, 1994,
                File No. 0-21580)

*10(i)          Land and Building Lease Agreement               N/A
                dated March 29, 1994, between Apple
                Restaurants, Inc. and NationsBank of
                Georgia, N.A., as Agent for Wells
                Real Estate Fund V, L.P. (Exhibit
                10(y) to Form 10-K of Wells Real
                Estate Fund V, L.P. for the fiscal
                year ended December 31, 1994, File
                No. 0-21580)

*10(j)          Building Lease Agreement dated                  N/A
                September 9, 1994, between Glenn's
                Open-Pit Bar-B-Que, Inc. and
                NationsBank of Georgia, N.A., as
                Agent for Fund V and Fund VI
                Associates (Exhibit 10(z) to Form
                10-K of Wells Real Estate Fund V,
                L.P. for the fiscal year ended
                December 31, 1994, File No. 0-21580)

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(k)          Joint Venture Agreement of Fund V,               N/A
                Fund VI and Fund VII Associates dated
                September 8, 1994, among Wells Real
                Estate Fund V, L.P., Wells Real
                Estate Fund VI, L.P. and Wells Real
                Estate Fund VII, L.P. (Exhibit 10(j)
                to Post-Effective Amendment No. 6 to
                Registration Statement of Wells Real
                Estate Fund VI, L.P. and Wells Real
                Estate Fund VII, L.P., File No.
                33-55908)

*10(l)          Agreement for the Purchase and Sale              N/A
                of Property dated August 24, 1994,
                between Interglobia Inc. - Appleton
                and NationsBank of Georgia, N.A., as
                Agent for Fund V and Fund VI
                Associates (Exhibit 10(k) to
                Post-Effective Amendment No. 6 to
                Registration Statement of Wells Real
                Estate Fund VI, L.P. and Wells Real
                Estate Fund VII, L.P., File No.
                33-55908)

*10(m)          Assignment and Assumption of                     N/A
                Agreement for the Purchase and Sale
                of Real Property dated September 9,
                1994, between NationsBank of Georgia,
                N.A., as Agent for Fund V and Fund VI
                Associates, and NationsBank of
                Georgia, N.A., as Agent for Fund V,
                Fund VI and Fund VII Associates
                (Exhibit 10(l) to Post-Effective
                Amendment No. 6 to Registration
                Statement of Wells Real Estate Fund
                VI, L.P. and Wells Real Estate Fund
                VII, L.P., File No. 33-55908)

*10(n)          Building Lease dated February 14,                N/A
                1991, between Interglobia Inc. -
                Appleton and Marathon
                Engineers/Architects/Planners, Inc.
                (included as part of Exhibit D to
                Exhibit 10(k) to Post-Effective
                Amendment No. 6 to Registration
                Statement of Wells Real Estate Fund
                VI, L.P. and Wells Real Estate Fund
                VII, L.P., File No. 33-55908)

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(o)          Limited Guaranty of Lease dated                  N/A
                January 1, 1993, by J. P. Finance OY
                and Fluor Daniel, Inc. for the
                benefit of Interglobia Inc. -
                Appleton (included as Exhibit B to
                Assignment, Assumption and Amendment
                of Lease referred to as Exhibit 10(p)
                below, which is included as part of
                Exhibit D to Exhibit 10(k) to
                Post-Effective Amendment No. 6 to
                Registration Statement of Wells Real
                Estate Fund VI, L.P. and Wells Real
                Estate Fund VII, L.P., File No.
                33-55908)

*10(p)          Assignment, Assumption and Amendment             N/A
                of Lease dated January 1, 1993, among
                Interglobia Inc. - Appleton, Marathon
                Engineers/Architects/Planners, Inc.
                and Jaakko Poyry Fluor Daniel
                (included as part of Exhibit D to
                Exhibit 10(k) to Post-Effective
                Amendment No. 6 to Registration
                Statement of Wells Real Estate Fund
                VI, L.P. and Wells Real Estate Fund
                VII, L.P., File No. 33-55908)

*10(q)          Second Amendment to Building lease               N/A
                dated August 15, 1994, between
                Interglobia Inc. - Appleton and
                Jaakko Poyry Fluor Daniel
                (successor-in-interest to Marathon
                Engineers/Architects/Planners, Inc.)
                (included as Exhibit D-1 to Exhibit
                10(k) to Post-Effective Amendment No.
                6 to Registration Statement of Wells
                Real Estate Fund VI, L.P. and Wells
                Real Estate Fund VII, L.P., File No.
                33-55908)

*10(r)          Assignment and Assumption of Lease               N/A
                dated September 6, 1994, between
                Interglobia Inc. - Appleton and
                NationsBank of Georgia, N.A., as
                Agent for Fund V, Fund VI and Fund
                VII Associates (Exhibit 10(q) to
                Post-Effective Amendment No. 6 to
                Registration Statement of Wells Real
                Estate Fund VI, L.P. and Wells Real
                Estate Fund VII, L.P., File No.
                33-55908)

*10(s)          Agreement for the Purchase and Sale              N/A
                of Real Property dated April 7, 1994,
                between 138 Industrial Ltd. and
                NationsBank of Georgia, N.A., as
                Agent for Wells Real Estate Fund VI,
                L.P. (Exhibit to Form 10-K of Wells
                Real Estate Fund VI, L.P. for the
                fiscal year ended December 31, 1994,
                File No. 0-23656)

NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(t)          Land and Building Lease Agreement                N/A
                dated August 22, 1994, between KRR
                Stockbridge, Inc. d/b/a Kenny Rogers
                Roasters and NationsBank of Georgia,
                N.A., as Agent for Wells Real Estate
                Fund VI, L.P. (Exhibit to Form 10-K
                of Wells Real Estate Fund VI, L.P.
                for the fiscal year ended December
                31, 1994, File No. 0-23656)

*10(u)          Joint Venture Agreement of Fund VI               N/A
                and Fund VII Associates dated
                December 9, 1994 (Exhibit to Form
                10-K of Wells Real Estate Fund VI,
                L.P. for the fiscal year ended
                December 31, 1994, File No. 0-23656)

*10(v)          Building Lease Agreement dated                   N/A
                December 19, 1994, between Damon's of
                Stockbridge, LLC d/b/a Damon's
                Clubhouse and NationsBank of Georgia,
                N.A., as Agent for Fund VI and Fund
                VII Associates (Exhibit to Form 10-K
                of Wells Real Estate Fund VI, L.P.
                for the fiscal year ended December
                31, 1994, File No. 0-23656)

*10(w)          Joint Venture Agreement of Fund II,              N/A
                III, VI and VII Associates dated
                January 10, 1995 (Exhibit to Form
                10-K of Wells Real Estate Fund VI,
                L.P. for the fiscal year ended
                December 31, 1995, File No. 0-23656)

*10(x)          Joint Venture Agreement of Fund VI,              N/A
                Fund VII and Fund VIII Associates
                dated April 17, 1995 (Exhibit 10(q)
                to Post-Effective Amendment No. 3 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

*10(y)          Agreement for the Purchase and Sale              N/A
                of Real Property dated February 13,
                1995, between G.L. National, Inc. and
                Wells Capital, Inc. (Exhibit 10(r) to
                Post-Effective Amendment No. 3 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(z)          Agreement to Lease dated February 15,            N/A
                1995, between NationsBank of Georgia,
                N.A., as Agent for Wells Real Estate
                Fund VII, L.P. and BellSouth
                Advertising & Publishing Corporation
                (Exhibit 10(s) to Post-Effective
                Amendment No. 3 to Form S-11
                Registration Statement of Wells Real
                Estate Fund VIII, L.P. and Wells Real
                Estate Fund IX, L.P., File No.
                33-83852)

*10(aa)         Development Agreement dated April 25,            N/A
                1995, between Fund VI, Fund VII and
                Fund VIII Associates and ADEVCO
                Corporation (Exhibit 10(t) to
                Post-Effective Amendment No. 3 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

*10(bb)         Owner-Contractor Agreement dated                 N/A
                April 24, 1995, between Fund VI, Fund
                VII and Fund VIII Associates, as
                Owner, and McDevitt Street Bovis,
                Inc., as Contractor (Exhibit 10(u) to
                Post-Effective Amendment No. 3 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

*10(cc)         Architect's Agreement dated February             N/A
                15, 1995, between Wells Real Estate
                Fund VII, L.P., as Owner, and Mayes,
                Suddereth & Etheredge, Inc., as
                Architect (Exhibit 10(v) to
                Post-Effective Amendment No. 3 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

*10(dd)         First Amendment to Joint Venture                 N/A
                Agreement of Fund VI and Fund VII
                Associates dated May 25, 1995
                (Exhibit to Form 10-K of Wells Real
                Estate Fund VI, L.P. for the fiscal
                year ended December 31, 1995, File
                No. 0-23656)

*10(ee)         First Amendment to Joint Venture                 N/A
                Agreement of Fund VI, Fund VII and
                Fund VIII Associates dated May 30,
                1995 (Exhibit 10(w) to Post Effective
                Amendment No. 4 to Form S-11
                Registration Statement of Wells Real
                Estate Fund VIII, L.P. and Wells Real
                Estate Fund IX, L.P., File No.
                33-83852)

EXHIBIT                                                    SEQUENTIAL
NUMBER             DESCRIPTION OF DOCUMENT                 PAGE NUMBER
-------            -----------------------                 -----------
*10(ff)         Real Estate Purchase Agreement dated    N/A
                April 13, 1995 (Exhibit 10(x) to Post
                Effective Amendment No. 4 to Form
                S-11 Registration Statement of Wells
                Real Estate Fund VIII, L.P. and Wells
                Real Estate Fund IX, L.P., File No.
                33-83852)

*10(gg)         Lease Agreement dated February 27,      N/A
                1995, between NationsBank of Georgia,
                N.A., as agent for Wells Real Estate
                Fund VII, L.P., and Harris Teeter,
                Inc. (Exhibit 10(y) to Post Effective
                Amendment No. 4 to Form S-11
                Registration Statement of Wells Real
                Estate Fund VIII, L.P. and Wells Real
                Estate Fund IX, L.P., File No.
                33-83852)

*10(hh)         Development Agreement dated May 31,     N/A
                1995, between Fund VI, Fund VII and
                Fund VIII Associates and Norcom
                Development, Inc. (Exhibit 10(z) to
                Post Effective Amendment No. 4 to
                Form S-11 Registration Statement of
                Wells Real Estate Fund VIII, L.P. and
                Wells Real Estate Fund IX, L.P., File
                No. 33-83852)

*10(ii)         Joint Venture Agreement of Fund I,      N/A
                II, II-OW, VI and VII Associates
                dated August 1, 1995 (Exhibit to Form
                10-K of Wells Real Estate Fund VI,
                L.P. for the fiscal year ended
                December 31, 1995, File No. 0-23656)

*10(jj)         Lease Modification Agreement No. 3      N/A
                with The Kroger Co. dated December
                31, 1993 (Exhibit 10(k) to Form 10-K
                of Wells Real Estate Fund I for the
                fiscal year ended December 31, 1993,
                File No. 0-14463)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------


                       INDEX TO THE FINANCIAL STATEMENTS

Financial Statements                                             Page
--------------------                                             ----
Independent Auditors' Reports                                    F2-F3
Balance Sheets as of December 31, 1996 and 1995                  F4
Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994                               F5
Statements of Partners' Capital for the Years Ended
  December 31, 1996, 1995 and 1994                               F6
Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                               F7
Notes to Financial Statements for December 31, 1996,
  1995, and 1994                                                 F8

                              ARTHUR ANDERSEN LLP





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund VI, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         Arthur Andersen LLP


Atlanta, Georgia
January 10, 1997

                 [LETTERHEAD OF PEAT MARWICK LLP APPEARS HERE]



                         INDEPENDENT AUDITORS' REPORT


The Partners
Wells Real Estate Fund VI, L.P.:


We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund VI, L.P. (a limited partnership) as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III - Real Estate and Accumulated Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG PEAT MARWICK LLP


January 13, 1995
Atlanta, Georgia

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995





                                    ASSETS

                                                            1996          1995
                                                          -----------  ------------
INVESTMENT IN JOINT VENTURES                              $19,930,833  $20,184,572

CASH AND CASH EQUIVALENTS                                     589,082      967,347

DUE FROM AFFILIATES                                           335,878      263,587

DEFERRED PROJECT COSTS                                         14,157       35,462

ORGANIZATIONAL COSTS, LESS ACCUMULATED AMORTIZATION OF
 $23,437 IN 1996 AND $17,187 IN 1995                            7,813       14,063

PREPAID EXPENSES AND OTHER ASSETS                               2,400       11,095
                                                          -----------  -----------
     Total assets                                         $20,880,163  $21,476,126
                                                          ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

 Accounts payable and accrued expenses                    $     4,500  $     4,000
 Partnership distributions payable                            330,572      327,865
                                                          -----------  -----------
     Total liabilities                                        335,072      331,865
                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS' CAPITAL:
 Limited partners:
  Class A                                                  18,162,497   17,637,686
  Class B                                                   2,382,594    3,506,575
                                                          -----------  -----------
     Total partners' capital                               20,545,091   21,144,261
                                                          -----------  -----------
     Total liabilities and partners' capital              $20,880,163  $21,476,126
                                                          ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995         1994
                                         -----------  ----------- ------------
REVENUES:
 Equity in income of joint ventures       $  607,214   $  681,033    $285,711
 Interest income                              68,568      321,534     533,824
                                         -----------  ----------- -----------
                                             675,782    1,002,567     819,535
                                         -----------  ----------- -----------
EXPENSES:
 Partnership administration                   49,424       73,123      84,122
 Legal and accounting                         26,556       15,762      23,741
 Amortization of organization costs            6,250        6,250       6,250
 Computer costs                                4,499        5,604       4,526
                                         -----------  ----------- -----------
                                              86,729      100,739     118,639
                                         -----------  ----------- -----------
NET INCOME                                $  589,053   $  901,828    $700,896
                                         ===========  =========== ===========

NET (LOSS) INCOME ALLOCATED TO GENERAL
 PARTNERS                                 $        0   $   (1,828)   $  1,409
                                         ===========  =========== ===========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                 $1,234,717   $1,172,944    $762,218
                                         ===========  =========== ===========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                 $ (645,664)  $ (269,288)   $(62,731)
                                         ===========  =========== ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                     $     0.59   $     0.57    $   0.43
                                         ===========  =========== ===========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                     $    (1.60)  $    (0.60)   $  (0.12)
                                         ===========  =========== ===========

CASH DISTRIBUTION PER WEIGHTED AVERAGE
 CLASS A LIMITED PARTNER UNIT             $     0.57   $     0.62    $   0.32
                                         ===========  =========== ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                 LIMITED PARTNERS
                                   -------------------------------------------------
                                          CLASS A                 CLASS B                           TOTAL
                                   ------------------------- -----------------------    GENERAL   PARTNERS'
                                       UNITS       AMOUNT       UNITS       AMOUNT     PARTNERS    CAPITAL
                                   ------------ ------------ ----------  ----------- ---------- ------------
BALANCE, DECEMBER 31, 1993             929,639   $ 7,964,112   354,015   $3,009,705    $   419   $10,974,236

    Net income (loss)                        0       762,218         0      (62,731)     1,409       700,896
    Limited partner contributions    1,003,578    10,035,784   212,768    2,127,677          0    12,163,461
    Sales commissions                        0      (997,735)        0     (212,768)         0    (1,210,503)
    Other offering expenses                  0      (451,844)        0      (99,116)         0      (550,960)
    Partnership distributions                0      (559,952)        0            0          0      (559,952)
    Class A conversion elections        (2,277)      (24,320)    2,277       24,320          0             0
    Class B conversion elections        72,070       643,638   (72,070)    (643,638)         0             0
                                   -----------  ------------ ---------   ----------  ---------  ------------
BALANCE, DECEMBER 31, 1994           2,003,010    17,371,901   496,990    4,143,449      1,828    21,517,178

    Net income (loss)                        0     1,172,944         0     (269,288)    (1,828)      901,828
    Partnership distributions                0    (1,274,745)        0            0          0    (1,274,745)
    Class B conversion elections        45,346       367,586   (45,346)    (367,586)         0             0
                                   -----------  ------------ ---------   ----------  ---------  ------------
BALANCE, DECEMBER 31, 1995           2,048,356    17,637,686   451,644    3,506,575          0    21,144,261

     Net income (loss)                       0     1,234,717         0     (645,664)         0       589,053
     Partnership distributions               0    (1,188,223)        0            0          0    (1,188,223)
     Class B conversion elections       64,901       478,317   (64,901)    (478,317)         0             0
                                   -----------  ------------ ---------   ----------  ---------  ------------
BALANCE, DECEMBER 31, 1996           2,113,257   $18,162,497   386,743   $2,382,594    $     0   $20,545,091
                                   ===========  ============ =========   ==========  =========  ============



   The accompanying notes are an integral part of these statements.WELLS REAL

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                1996          1995           1994
                                                            ------------- -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   589,053   $    901,828   $   700,896
                                                            ------------- -------------  -------------
 Adjustments to reconcile net income to
  net cash (used in) provided by operating activities:
     Equity in income of joint ventures                        (607,214)      (681,033)     (285,711)
     Distributions received from joint ventures               1,044,891        766,212       203,543
     Distributions to partners from
      accumulated earnings                                   (1,185,516)    (1,261,032)     (245,800)
     Amortization of organization costs                           6,250          6,250         6,250
     Changes in assets and liabilities:
       Prepaid expenses and other assets                          8,695         53,533       (46,628)
       Due to affiliates                                              0              0       (97,178)
       Deferred income                                                0         (3,850)        3,850
       Accounts payable and accrued expenses                        500          2,000        (5,103)
                                                            ------------  -------------  ------------
         Total adjustments                                     (732,394)    (1,117,920)     (466,777)
                                                            ------------  -------------  ------------
         Net cash (used in) provided by
          operating activities                                 (143,341)      (216,092)      234,119
                                                            ------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                  (734,924)   (10,721,376)   (5,429,517)
 Return of contributions in joint venture                       500,000              0             0
 Deferred project costs paid                                          0              0      (482,937)
                                                            ------------  -------------  ------------
         Net cash used in investing
          activities                                           (234,924)   (10,721,376)   (5,912,454)
                                                            ------------  -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited partners' contributions                                      0              0    12,163,461
 Sales commission paid                                                0              0    (1,323,009)
 Offering costs paid                                                  0              0      (453,900)
                                                            ------------  -------------  -------------
         Net cash provided by financing activities                    0              0    10,386,552
                                                            ------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                              (378,265)   (10,937,468)    4,708,217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  967,347     11,904,815     7,196,598
                                                            ------------  -------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   589,082   $    967,347   $11,904,815
                                                            ============  =============  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:
 Deferred project costs applied to
  joint venture property, net of
  deferred project costs transferred                        $    21,305   $    495,866   $   252,761
                                                            ============  =============  ============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund VI, L.P. (the "Partnership") is a public limited partnership organized on April 5, 1993 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in several properties through joint ventures between the Partnership and other Wells Real Estate funds, as follows: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"), (ii) an office/retail center in Roswell, Georgia, (iii) the Hartford Building, a four-story office building located in Southington, Connecticut, (iv) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin, (vi) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia, (vii) a retail center expansion in Stockbridge, Georgia, (viii) the BellSouth property, a four-story office building in Jacksonville, Florida, and (ix) a retail center under construction in Clemmons, Forsyth County, North Carolina (Note 4).

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

     DISTRIBUTION OF NET CASH FROM OPERATIONS

     Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners, on a per unit basis, until each limited partner has received 100% of its adjusted capital contribution, as defined

          . To limited partners holding Class B units, on a per unit basis, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

          . To all limited partners, on a per unit basis, until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

          . To all limited partners, on a per unit basis, until they receive an amount equal to their respective cumulative distributions

          . To all general partners until they have received 100% of their capital contribution

          . Thereafter, 80% to the limited partners and 20% to the general partners

     ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partner in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     INVESTMENT IN JOINT VENTURES

     BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

     REAL ESTATE ASSETS. Real estate assets held through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1996.

     Depreciation for buildings, building improvements, and land improvements are calculated using the straight-line method over their useful lives. Effective October 1, 1995 the joint ventures revised their estimate of the useful lives of those assets from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in the joint ventures, of increasing depreciation expense approximately $39,928 in the fourth quarter of 1995 and $260,958 in the year ended December 31, 1996. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     REVENUE RECOGNITION. All leases on real estate held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid by the joint ventures to the Partnership quarterly.

     DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     PER UNIT DATA

     Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 1996, 1995, and 1994, is computed based on the weighted average number of units outstanding during the respective period.

     RECLASSIFICATIONS

     Certain 1995 and 1994 items have between reclassified to conform with the 1996 financial statement presentation.


2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company") for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid through December 31, 1996 were $932,216 and amounted to 3.7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in real estate assets at the joint ventures. Deferred project costs at December 31, 1996 and 1995 represent fees not yet applied to properties.


3.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed for the fourth quarters of 1996 and 1995, as follows:

                                                            1996      1995
                                                          --------  --------
          Fund V and VI Associates                        $ 98,995  $106,627
          Fund V,  VI, and  VII Associates                  89,577    87,478
          Fund VI and  VII Associates                       17,737    (6,383)
          Fund VI,  VII, and  VIII Associates               97,741    47,183
          Fund I,  II, II-OW,  VI, and  VII
           Associates--Cherokee                             18,925    28,682
          Fund II, III, VI, and VII Associates              12,903         0
                                                          --------  --------
                                                          $335,878  $263,587
                                                          ========  ========

     The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $93,349, $45,301, and $17,984 for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.


4.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                                 1996                 1995
                                                       ---------------------  ---------------------
                                                         AMOUNT     PERCENT     Amount     Percent
                                                       -----------  --------  -----------  --------
               Fund I, II, II-OW, VI, and VII
                Associates--Cherokee                   $   932,597       11%  $   980,277       11%
               Fund II, III, VI, and VII Associates      1,759,947       26     1,028,210       19
               Fund V and VI Associates                  5,006,236       53     5,181,922       52
               Fund V, VI, and VII Associates            3,414,896       42     3,537,044       42
               Fund VI and VII Associates                2,548,699       43     2,590,820       44
               Fund VI, VII, and VIII Associates         6,268,458       36     6,866,299       44
                                                       -----------            -----------
                                                       $19,930,833            $20,184,572
                                                       ===========            ===========

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1996 and 1995 :

                                                                       1996           1995
                                                                    -----------   -----------
               Investment in joint ventures, beginning of period    $20,184,572   $ 9,176,058
               Equity in income of joint ventures                       607,214       681,033
               Distributions from joint ventures                     (1,117,182)     (889,761)
               Contributions to joint ventures                          779,389    11,213,517
               Return of contributions                                 (523,160)            0
               Other                                                          0         3,725
                                                                    -----------   -----------
               Investment in joint ventures, end of period          $19,930,833   $20,184,572
                                                                    ===========   ===========

     FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

     On August 1, 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW (a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee joint venture.

     Following are the financial statements for Fund I, II, II-OW, VI, AND VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                Assets
                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $1,219,704  $1,219,704
 Building and improvements, less
  accumulated depreciation of
  $1,847,476 in 1996 and $1,418,057 in
  1995                                     7,329,974   7,731,162
                                          ----------  ----------
       Total real estate assets            8,549,678   8,950,866
Cash and cash equivalents                     71,346     210,356
Accounts receivable                           93,902     136,964
Prepaid expenses and other assets             78,527      92,633
                                          ----------  ----------
       Total assets                       $8,793,453  $9,390,819
                                          ==========  ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $   23,130  $   27,754
 Partnership distributions payable           112,817     203,987
 Due to affiliates                            78,375      68,762
                                          ----------  ----------
       Total liabilities                     214,322     300,503
                                          ----------  ----------
Partners' capital:
 Wells Real Estate Fund I                  1,970,363   2,103,666
 Fund II and II-OW                         4,746,274   5,028,796
 Wells Real Estate Fund VI                   932,597     980,277
 Wells Real Estate Fund VII                  929,897     977,577
                                          ----------  ----------
       Total partners' capital             8,579,131   9,090,316
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $8,793,453  $9,390,819
                                          ==========  ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996      1995       1994
                                          --------  --------  ---------
Revenues:
 Rental income                            $890,951  $778,204  $ 552,823
 Interest income                                73       180         50
                                          --------  --------  ---------
                                           891,024   778,384    552,873
                                          --------  --------  ---------
Expenses:
 Depreciation                              429,419   277,099    172,583
 Operating costs, net of reimbursements    126,367    51,663    502,434
 Property administration                    42,868    39,316     44,624
 Management and leasing fees                35,598    29,015     19,462
 Lease acquisition costs                    13,284     7,288      2,948
 Legal and accounting                        8,362    20,273     19,756
 Computer costs                              3,244     4,633      3,016
                                          --------  --------  ---------
                                           659,142   429,287    764,823
                                          --------  --------  ---------
Net income (loss)                         $231,882  $349,097  $(211,950)
                                          ========  ========  =========

Net income (loss) allocated to Wells
 Real Estate Fund I                       $ 55,705  $ 95,490  $ (63,124)
                                          ========  ========  =========

Net income (loss) allocated to Fund II
 and II-OW                                $126,517  $216,845  $(148,827)
                                          ========  ========  =========

Net income allocated to Wells Real
 Estate Fund VI                           $ 24,830  $ 18,381  $       0
                                          ========  ========  =========

Net income allocated to Wells Real
 Estate Fund VII                          $ 24,830  $ 18,381  $       0
                                          ========  ========  =========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                              ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1993    $2,207,551   $4,639,064     $      0     $      0   $6,846,615
 Net loss                        (63,123)    (148,827)           0            0     (211,950)
 Partnership contributions       100,000      805,092            0            0      905,092
 Partnership distributions      (104,234)    (213,478)           0            0     (317,712)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1994     2,140,194    5,081,851            0            0    7,222,045
 Net income                       95,490      216,845       18,381       18,381      349,097
 Partnership contributions             0            0      997,965      995,266    1,993,231
 Partnership distributions      (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                            (5,321)           0            0            0       (5,321)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1995     2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                       55,705      126,517       24,830       24,830      231,882
 Partnership distributions      (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                              ----------   ----------     --------     --------   ----------
Balance, December 31, 1996    $1,970,363   $4,746,274     $932,597     $929,897   $8,579,131
                              ==========   ==========     ========     ========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                             1996         1995         1994
                                          ---------   -----------   ---------
Cash flows from operating activities:
 Net income (loss)                        $ 231,882   $   349,097   $(211,950)
                                          ---------   -----------   ---------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation                           429,419       277,099     172,583
     Changes in assets and liabilities:
       Accounts receivable                   43,062         7,111     (42,225)
       Prepaid expenses and other assets     14,106       (42,937)    (17,654)
       Accounts payable and accrued
        expenses                             (4,624)     (279,529)    278,837

       Due to affiliates                      9,613         9,909      (4,904)
                                          ---------   -----------   ---------
         Total adjustments                  491,576       (28,347)    386,637
                                          ---------   -----------   ---------
         Net cash provided by operating
          activities                        723,458       320,750     174,687
                                          ---------   -----------   ---------

Cash flows from investing activities:
 Investment in real estate                  (28,231)   (1,869,138)   (609,489)
                                          ---------   -----------   ---------
Cash flows from financing activities:
 Contributions from joint venture
  partners                                        0     2,100,403     706,962
 Distributions to joint venture partners   (834,237)     (376,011)   (237,808)
                                          ---------   -----------   ---------
         Net cash (used in) provided by
          financing activities             (834,237)    1,724,392     469,154
                                          ---------   -----------   ---------

Net (decrease) increase in cash and
 cash equivalents                          (139,010)      176,004      34,352

Cash and cash equivalents, beginning of
 year                                       210,356        34,352           0
                                          ---------   -----------   ---------
Cash and cash equivalents, end of year    $  71,346   $   210,356   $  34,352
                                          =========   ===========   =========

Supplemental disclosure of noncash
 investing activities:
   Deferred project costs applied by
    partners                              $       0   $    85,637   $       0
                                          =========   ===========   =========



     FUND II, III, VI, AND VII ASSOCIATES


     On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates, Fund II and II-OW, and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed at cost a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1996, the Partnership and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. During 1996, leases commenced on approximately half of the available space.


     The following are the financial statements for Fund II, III, VI, and VII
     Associates:

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                             Assets

                                             1996        1995
                                          ----------  ----------
Nonoperating real estate assets, at
 cost:
 Land                                     $        0  $1,325,242
 Land improvements                                 0     403,874
 Construction in progress                          0   2,662,448
       Total nonoperating real estate
                                          ----------  ----------
       assets                                      0   4,391,564
                                          ----------  ----------
Operating real estate assets, at cost:
 Land                                      1,325,242           0
 Building and improvements, less
  accumulated depreciation of $181,798     4,568,805           0

 Construction in progress                    214,398           0
                                          ----------  ----------
       Total operating real estate
        assets                             6,108,445           0
                                          ----------  ----------
       Total real estate assets            6,108,445   4,391,564
Cash and cash equivalents                    675,703   1,321,378
Accounts receivable                           67,334           0
Prepaid expenses and other assets            145,820      41,028
                                          ----------  ----------
       Total assets                       $6,997,302  $5,753,970
                                          ==========  ==========

                 Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $  204,970  $  474,905
 Partnership distributions payable            49,590           0
                                          ----------  ----------
                                             254,560     474,905
                                          ----------  ----------
Partners' capital:
 Fund II and III Associates                1,690,244   1,729,116
 Wells Real Estate Fund VI                 1,759,947   1,028,210
 Wells Real Estate Fund VII                3,292,551   2,521,739
                                          ----------  ----------
       Total partners' capital             6,742,742   5,279,065
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $6,997,302  $5,753,970
                                          ==========  ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                               STATEMENT OF LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1996


Revenues:
 Rental income                             $255,062
                                           --------
Expenses:
 Depreciation                               181,798
 Operating costs, net of reimbursements      75,018
 Management and leasing fees                 16,376
 Legal and accounting                        14,928
 Lease acquisition costs                     12,456
 Partnership administration                  10,286
 Computer costs                               1,368
                                           --------
                                            312,230
                                           --------
Net loss                                   $(57,168)
                                           ========

Net loss allocated to Fund II and III
 Associates                                $(19,378)
                                           ========

Net loss allocated to Wells Real Estate
 Fund VI                                   $(10,193)
                                           ========

Net loss allocated to Wells Real Estate
 Fund VII                                  $(27,597)
                                           ========


                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  WELLS      WELLS REAL      TOTAL
                                FUND II AND    REAL ESTATE     ESTATE      PARTNERS'
                              III ASSOCIATES     FUND VI      FUND VII      CAPITAL
                              --------------   -----------   ----------   ----------
Balance, January 1, 1995          $        0    $        0   $        0   $        0
 Partnership contributions         1,729,116     1,028,210    2,521,739    5,279,065
                              --------------    ----------   ----------   ----------
Balance, December 31, 1995         1,729,116     1,028,210    2,521,739    5,279,065
 Partnership contributions                 0       761,259      835,646    1,596,905
 Partnership distributions           (19,494)      (19,329)     (37,237)     (76,060)
 Net loss                            (19,378)      (10,193)     (27,597)     (57,168)
                              --------------    ----------   ----------   ----------
Balance, December 31, 1996        $1,690,244    $1,759,947   $3,292,551   $6,742,742
                              ==============    ==========   ==========   ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                              1996          1995
                                         ------------- -------------
Cash flows from operating activities:
 Net loss                                 $   (57,168)  $         0
                                         ------------- -------------
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Depreciation                             181,798             0
     Changes in assets and liabilities:
       Accounts receivable                    (67,334)            0
       Prepaid expenses and other assets     (104,792)      (41,028)
       Accounts payable and accrued
        expenses                               88,532        22,256
                                         ------------- -------------
         Total adjustments                     98,204       (18,772)
                                         ------------- -------------
         Net cash provided by (used in)
          operating activities                 41,036       (18,772)
                                         ------------- -------------

Cash flows from investing activities:
 (Decrease) increase in construction
  payables                                   (358,467)      452,649
 Investment in real estate                 (1,736,082)   (2,595,190)
                                         ------------- -------------
       Net cash used in investing
        activities                         (2,094,549)   (2,142,541)
                                         ------------- -------------
Cash flows from financing activities:
 Contributions from joint venture
  partners                                  1,434,308     3,482,691
 Distributions to joint venture partners      (26,470)            0
                                         ------------- -------------
       Net cash provided by financing
        activities                          1,407,838     3,482,691
Net (decrease) increase in cash and
 cash equivalents                            (645,675)    1,321,378
Cash and cash equivalents, beginning of
 year                                       1,321,378             0
                                         ------------- -------------
Cash and cash equivalents, end of year    $   675,703   $ 1,321,378
                                         ============= =============

Supplemental disclosure of noncash
 activities:
 Contribution of real estate assets       $         0   $ 1,729,116
                                         ============= =============

 Deferred project costs applied by
  partners                                $   162,597   $    67,257
                                         ============= =============

   FUND V AND VI ASSOCIATES


   On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. ("Fund V"). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square-foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, Fund V contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. A portion of this property is still under development as of December 31, 1996.

     During 1996, the Partnership made contributions to Fund V and VI Associates, thereby, increasing its ownership percentage interest from 52% at December 31, 1995 to 53% at December 31, 1996.

     Following are the financial statements for Fund V and VI Associates:

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995


                          ASSETS
                                             1996        1995
                                          ----------  -----------
Real estate assets, at cost:
 Land                                     $1,622,733  $ 1,622,733
 Building and improvements, less
  accumulated depreciation of $796,338
  in 1996 and $425,068 in 1995             7,791,513    8,155,193
 Construction in progress                      3,217            0
                                          ----------  -----------
       Total real estate assets            9,417,463    9,777,926
Cash and cash equivalents                    157,443      183,695
Accounts receivable                          120,022       96,649
Prepaid expenses and other assets             54,969       41,142
                                          ----------  -----------
       Total assets                       $9,749,897  $10,099,412
                                          ==========  ===========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                         $   25,752  $    10,000
 Partnership distributions payable           188,453      203,325
 Due to affiliates                             5,537        4,738
                                          ----------  -----------
       Total liabilities                     219,742      218,063
                                          ----------  -----------
Partners' capital:
 Wells Real Estate Fund V                  4,523,919    4,699,427
 Wells Real Estate Fund VI                 5,006,236    5,181,922
                                          ----------  -----------
       Total partners' capital             9,530,155    9,881,349
                                          ----------  -----------
       Total liabilities and partners'
        capital                           $9,749,897  $10,099,412
                                          ==========  ===========


                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996      1995      1994
                                         --------- --------- ---------
Revenues:
 Rental income                            $914,128  $883,532  $721,902
                                         --------- --------- ---------
Expenses:
 Depreciation                              371,270   243,139   174,871
 Operating costs, net of reimbursements     79,873    32,005    45,108
 Management and leasing fees                38,727    38,540    27,554
 Legal and accounting                       10,816    11,905    17,340
 Partnership administration                 10,655    12,752    14,264
 Lease acquisition costs                     9,759    10,417         0
 Computer costs                              2,820     3,498     2,676
                                         --------- --------- ---------
                                           523,920   352,256   281,813
                                         --------- --------- ---------
Net income                                $390,208  $531,276  $440,089
                                         ========= ========= =========

Net income allocated to Wells Real
 Estate Fund V                            $185,438  $258,343  $233,367
                                         ========= ========= =========

Net income allocated to Wells Real
 Estate Fund VI                           $204,770  $272,933  $206,722
                                         ========= ========= =========

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                               WELLS REAL  WELLS REAL      TOTAL
                                 ESTATE      ESTATE      PARTNERS'
                                 FUND V      FUND VI      CAPITAL
                              ----------- ------------ ------------
Balance, December 31, 1993    $3,744,906   $3,551,652   $7,296,558
 Net income                      233,367      206,722      440,089
 Partnership contributions     1,106,573      996,891    2,103,464
 Partnership distributions      (280,678)    (247,222)    (527,900)
                              ----------- ------------ ------------
Balance, December 31, 1994     4,804,168    4,508,043    9,312,211
 Net income                      258,343      272,933      531,276
 Partnership contributions             0      786,099      786,099
 Partnership distributions      (363,084)    (385,153)    (748,237)
                              ----------- ------------ ------------
Balance, December 31, 1995     4,699,427    5,181,922    9,881,349
 Net income                      185,438      204,770      390,208
 Partnership contributions             0       18,130       18,130
 Partnership distributions      (360,946)    (398,586)    (759,532)
                              ----------- ------------ ------------
Balance, December 31, 1996    $4,523,919   $5,006,236   $9,530,155
                              =========== ============ ============

                           FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995         1994
                                          ----------  ----------  ------------
Cash flows from operating activities:
 Net income                               $ 390,208   $ 531,276   $   440,089
                                          ----------  ----------  ------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                           371,270     243,139       174,871
     Changes in assets and liabilities:
       Accounts receivable                  (23,373)    (32,496)      (64,153)
       Prepaid expenses and other assets    (13,827)    (11,442)      (29,700)
       Accounts payable                      15,752     (46,745)       56,745
       Due to affiliates                        799       2,348         2,390
                                          ----------  ----------  ------------
         Total adjustments                  350,621     154,804       140,153
                                          ----------  ----------  ------------
         Net cash provided by operating
          activities                        740,829     686,080       580,242
                                          ----------  ----------  ------------
Cash flows from investing activities:
 Investment in real estate                  (10,807)   (751,481)   (2,147,897)
                                          ----------  ----------  ------------
Cash flows from financing activities:
 Contributions from joint venture
  partners                                   18,130     786,099     2,103,465
 Distributions to joint venture partners   (774,404)   (668,748)     (404,065)
                                          ----------  ----------  ------------
         Net cash (used in) provided by
          financing activities             (756,274)    117,351     1,699,400
                                          ----------  ----------  ------------
Net (decrease) increase in cash and
 cash equivalents                           (26,252)     51,950       131,745

Cash and cash equivalents, beginning of
 year                                       183,695     131,745             0
                                          ----------  ----------  ------------
Cash and cash equivalents, end of year    $ 157,443   $ 183,695   $   131,745
                                          ==========  ==========  ============

   FUND V, VI, AND VII ASSOCIATES

   On September 8, 1994, the Partnership entered into a joint venture agreement with Fund V and Fund VII. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square-foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

   Following are the financial statements for Fund V, VI, and VII Associates:

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $  314,591  $  314,591
 Building and improvements, less
  accumulated depreciation of $655,029
  in 1996 and $304,444 in 1995             7,712,875   8,063,460
                                          ----------  ----------
       Total real estate assets            8,027,466   8,378,051
Cash and cash equivalents                    214,145     209,127
Accounts receivable                          142,358      81,341
                                          ----------  ----------
       Total assets                       $8,383,969  $8,668,519
                                          ==========  ==========

                       Liabilities and Partners' Capital

Liabilities:
   Partnership distributions payable      $  214,145  $  209,127
   Due to affiliates                           5,695       3,254
                                          ----------  ----------
       Total liabilities                     219,840     212,381
                                          ----------  ----------
Partners' capital:
   Wells Real Estate Fund V                1,343,590   1,391,654
   Wells Real Estate Fund VI               3,414,896   3,537,044
   Wells Real Estate Fund VII              3,405,643   3,527,440
                                          ----------  ----------
       Total partners' capital             8,164,129   8,456,138
                                          ----------  ----------
        Total liabilities and partners'
          capital                         $8,383,969  $8,668,519
                                          ==========  ==========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                            1996      1995      1994
                                          --------  --------  --------
Revenues:
 Rental income                            $971,017  $971,017  $283,213
                                          --------  --------  --------
Expenses:
 Depreciation                              350,585   243,428    61,016
 Management and leasing fees                38,841    38,841    11,329
 Legal and accounting                        7,331    13,715     6,779
 Partnership administration                  4,641     8,150    14,666
 Computer costs                              1,410     1,749       640
 Operating costs                             1,254     1,943         0
                                          --------  --------  --------
                                           404,062   307,826    94,430
                                          --------  --------  --------
Net income                                $566,955  $663,191  $188,783
                                          ========  ========  ========

Net income allocated to Wells Real
 Estate Fund V                            $ 93,321  $109,161  $ 30,994
                                          ========  ========  ========
Net income allocated to Wells Real
 Estate Fund VI                           $237,157  $277,413  $ 78,990
                                          ========  ========  ========
Net income allocated to Wells Real
 Estate Fund VII                          $236,477  $276,617  $ 78,799
                                          ========  ========  ========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                              WELLS REAL   WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE       ESTATE      PARTNERS'
                                FUND V       FUND VI     FUND VII      CAPITAL
                              ----------   ----------   ----------    ---------
Balance, September 8, 1994    $        0   $        0   $        0   $        0
 Net income                       30,994       78,991       78,798      188,783
 Partnership contributions     1,428,887    3,631,736    3,621,872    8,682,495
 Partnership distributions       (37,800)     (96,360)     (96,128)    (230,288)
                              -----------  -----------  -----------  -----------
Balance, December 31, 1994     1,422,081    3,614,367    3,604,542    8,640,990
 Net income                      109,161      277,413      276,617      663,191
 Partnership distributions      (139,588)    (354,736)    (353,719)    (848,043)
                              -----------  -----------  -----------  -----------
Balance, December 31, 1995     1,391,654    3,537,044    3,527,440    8,456,138
 Net income                       93,321      237,157      236,477      566,955
 Partnership distributions      (141,385)    (359,305)    (358,274)    (858,964)
                              -----------  -----------  -----------  -----------
Balance, December 31, 1996    $1,343,590   $3,414,896   $3,405,643   $8,164,129
                              ===========  ===========  ===========  ===========

                        FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
            FROM INCEPTION (SEPTEMBER 8, 1994) TO DECEMBER 31, 1994

                                             1996        1995       1994
                                          ---------   ---------   ---------
Cash flows from operating activities:
 Net income                               $ 566,955   $ 663,191   $188,783
                                          ---------   ---------   ---------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                           350,585     243,428     61,016
     Changes in assets and liabilities:
       Accounts receivable                  (61,017)    (61,017)   (20,324)
       Accounts payable                           0      (3,000)     3,000
       Due to affiliates                      2,441       2,441        813
                                          ---------   ---------   ---------
         Total adjustments                  292,009     181,852     44,505
                                          ---------   ---------   ---------
         Net cash provided by operating
          activities                        858,964     845,043    233,288
Cash flows from financing activities:
 Distributions to joint venture partners   (853,946)   (835,231)   (33,973)
                                          ---------   ---------   --------
Net increase in cash and cash
 equivalents                                  5,018       9,812    199,315
Cash and cash equivalents, beginning of
 period                                     209,127     199,315          0
                                          ---------   ---------   --------
Cash and cash equivalents, end of period  $ 214,145   $ 209,127   $199,315
                                          =========   =========   ========

   FUND VI AND VII ASSOCIATES


   On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial real properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center property, located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center property is comprised of two separate outparcel buildings totaling approximately 18,500 square feet. One of the outparcel buildings began operations during 1995. The other outparcel began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet.

   During 1995, both the Partnership and Fund VII made contributions to Fund VI and VII Associates and during 1996, Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

    Following are the financial statements for Fund VI And VII Associates:

                          FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $1,812,447  $1,812,447
 Building and improvements, less
  accumulated depreciation of $165,695
  in 1996 and $28,273 in 1995              3,497,180   1,712,290
 Construction in progress                    115,438     970,980
                                          ----------  ----------
       Total real estate assets            5,425,065   4,495,717
Cash and cash equivalents                    505,724   1,396,815
Accounts receivable                           93,166      33,925
Prepaid expenses and other assets             82,706      68,949
                                          ----------  ----------
       Total assets                       $6,106,661  $5,995,406
                                          ==========  ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                         $  103,535  $   96,602
 Partnership distributions payable            41,473     (14,308)
 Due to affiliates                             2,412       6,897
                                          ----------  ----------
       Total liabilities                     147,420      89,191
                                          ----------  ----------

Partners' capital:
 Wells Real Estate Fund VI                 2,548,699   2,590,820
 Wells Real Estate Fund VII                3,410,542   3,315,395
                                          ----------  ----------
       Total partners' capital             5,959,241   5,906,215
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $6,106,661  $5,995,406
                                          ==========  ==========

                          FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                            1996      1995
                                          --------  -------
Revenues:
 Rental income                            $316,487  $88,239
Expenses:
 Depreciation                              137,422   28,273
 Operating costs, net of reimbursements     50,299   31,835
 Lease acquisition costs                    34,153    2,546
 Management and leasing fees                20,192    6,453
 Partnership administration                 19,123    6,871
 Legal and accounting                       14,277    3,240
 Computer costs                              4,188    1,136
                                          --------  -------
                                           279,654   80,354
                                          --------  -------
Net income                                $ 36,833  $ 7,885
                                          ========  =======
Net income allocated to Wells Real
 Estate Fund VI                           $ 15,775  $ 4,107
                                          ========  =======
Net income allocated to Wells Real
 Estate Fund VII                          $ 21,058  $ 3,778
                                          ========  =======

                          FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
   AND FOR THE PERIOD FROM INCEPTION (DECEMBER 9, 1994) TO DECEMBER 31, 1994

                              WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE      PARTNERS'
                                FUND VI     FUND VII      CAPITAL
                              ----------   ----------    ---------
Balance, December 9, 1994     $        0   $        0   $        0
 Partnership contributions     1,053,648      188,684    1,242,332
                              ----------   ----------    ---------
Balance, December 31, 1994     1,053,648      188,684    1,242,332
 Net income                        4,107        3,778        7,885
 Partnership contributions     1,529,340    3,118,321    4,647,661
 Other                             3,725        4,612        8,337
                              ----------   ----------    ---------
Balance, December 31, 1995     2,590,820    3,315,395    5,906,215
 Net income                       15,775       21,058       36,833
 Partnership contributions             0      151,306      151,306
 Partnership distributions       (57,896)     (77,217)    (135,113)
                              -----------  -----------  ----------
Balance, December 31, 1996    $2,548,699   $3,410,542   $5,959,241
                              ===========  ===========  ==========

                          FUNDS VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
   AND FOR THE PERIOD FROM INCEPTION (DECEMBER 9, 1994) TO DECEMBER 31, 1994

                                              1996              1995         1994
                                          -----------        ---------    --------
Cash flows from operating activities:
 Net income                               $    36,833        $  7,885   $       0
                                          -----------        ---------  ----------
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation                             137,422          28,273           0
     Changes in assets and liabilities:
       Accounts receivable                    (59,241)        (33,925)          0
       Prepaid expenses and other assets      (13,757)        (68,949)          0
       Accounts payable                        21,049          17,486           0
       Due to affiliates                       (4,485)          6,897           0
                                          -----------        ---------  ----------
         Total adjustments                     80,988         (50,218)          0
                                          -----------        ---------  ----------
         Net cash provided by (used in)
          operating activities                117,821         (42,333)          0
                                          -----------        ---------  ----------
Cash flows from investing activities:
 (Decrease) increase in construction          (14,116)         49,116      30,000
  payables
 Investment in real estate                 (1,060,466)     (3,000,848) (1,272,332)
         Net cash used in investing       -----------      -----------  ----------
          activities                       (1,074,582)     (2,951,732) (1,242,332)
                                          -----------      -----------  ----------
Cash flows from financing activities:
 Contributions from joint venture             145,002       4,396,851   1,242,332
  partners
 Distributions to joint venture partners      (79,332)         (5,971)          0
                                          -----------       ----------  ----------
         Net cash provided by financing
          activities                           65,670       4,390,880   1,242,332
                                          -----------       ----------  ----------
Net (decrease) increase in cash and
 cash equivalents                            (891,091)      1,396,815           0
Cash and cash equivalents, beginning of
 year                                       1,396,815               0           0
                                          -----------     -----------   ----------
Cash and cash equivalents, end of year    $   505,724     $ 1,396,815   $       0
                                          ===========     ===========   ==========
Supplemental disclosure of noncash
 items:
 Deferred project costs applied by        $     6,304     $   250,810   $       0
  partners                                ===========     ===========   ==========

   FUND VI, VII, AND VIII ASSOCIATES

   On April 17, 1995, the Partnership entered into a joint venture with Fund VII and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the Bell South property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a

   14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. The land is currently under development.

   During 1996, the Partnership and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to Fund II, III, VI, and VII Associates. In addition, $23,160 and $21,739, respectively, of deferred project costs related to these funds were unapplied when the contributions were withdrawn. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VI, VII, And VIII Associates:

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                    Assets

                                                         1996         1995
                                                     -----------  -----------
Nonoperating real estate assets, at cost:
 Land                                                $ 3,159,929  $ 4,461,818
 Construction in progress                              4,587,178    4,430,443
       Total nonoperating real estate                -----------  -----------
        assets                                         7,747,107    8,892,261
                                                     -----------  -----------
Operating real estate assets, at cost:
 Land                                                  1,301,890            0
 Building and improvements, less
  accumulated depreciation of $290,407
  in 1996                                              7,004,986            0
                                                     -----------  -----------
       Total operating real estate                     8,306,876            0
        assets
       Total real estate assets                       16,053,983    8,892,261
Cash and cash equivalents                                929,683    7,347,927
Accounts receivable                                       27,851       33,000
Prepaid expenses and other assets                        691,741      264,378
                                                     -----------  -----------
       Total assets                                  $17,703,258  $16,537,566
                                                     ===========  ===========

                                                               1996         1995
                                                           ------------- ------------

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                           $   203,275  $   772,999
 Partnership distributions payable                              268,656      107,590
 Due to affiliates                                                1,555            0
                                                            -----------  -----------
       Total liabilities                                        473,486      880,589
                                                            -----------  -----------
Partners' capital:
 Wells Real Estate Fund VI                                    6,268,458    6,866,299
 Wells Real Estate Fund VII                                   6,111,934    6,706,493
 Wells Real Estate Fund VIII                                  4,849,380    2,084,185
                                                            -----------  -----------
       Total partners' capital                               17,229,772   15,656,977
                                                            -----------  -----------
       Total liabilities and partners' capital              $17,703,258  $16,537,566
                                                            ===========  ===========

                      FUND VI, VII, AND VIII ASSOCIATES
                          (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                             TO DECEMBER 31, 1995

                                                               1996        1995
                                                            ----------   --------
Revenues:
 Rental income                                              $  876,711   $      0
 Interest income                                               147,581    270,723
 Other income                                                      150          0
                                                             ---------   --------
                                                             1,024,442    270,723
                                                             ---------   --------
Expenses:
 Depreciation                                                  290,407          0
 Operating costs                                               262,090     12,792
 Lease acquisition costs                                        50,388          0
 Management and leasing fees                                    48,942          0
 Legal and accounting                                           17,251          0
 Property administration                                        15,975     10,980
 Computer costs                                                    642          0
                                                            ----------   --------
                                                               685,695     23,772
                                                            ----------   --------
Net income                                                  $  338,747   $246,951
                                                            ==========   ========

Net income allocated to Wells Real Estate Fund VI           $  134,875   $108,199
                                                            ==========   ========

Net income allocated to Wells Real Estate Fund VII          $  131,609   $105,848
                                                            ==========   ========

Net income allocated to Wells Real  Estate Fund VIII        $   72,263   $ 32,904
                                                            ==========   ========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                             TO DECEMBER 31, 1995

                                     WELLS REAL   WELLS REAL   WELLS REAL      TOTAL
                                       ESTATE       ESTATE       ESTATE      PARTNERS'
                                       FUND VI     FUND VII     FUND VIII     CAPITAL
                                     ----------   ----------   ----------   -----------
Balance, April 17, 1995              $        0   $        0   $        0   $         0
 Net income                             108,199      105,848       32,904       246,951
 Partnership contributions            6,871,903    6,711,976    2,085,890    15,669,769
 Partnership distributions             (113,803)    (111,331)     (34,609)     (259,743)
                                     ----------    ---------    ---------    ----------
Balance, December 31, 1995            6,866,299    6,706,493    2,084,185    15,656,977
 Net income                             134,875      131,609       72,263       338,747
 Partnership contributions                    0            0    2,815,965     2,815,965
 Partnership distributions             (209,556)    (204,429)    (123,033)     (537,018)
 Return of contributions               (523,160)    (521,739)           0    (1,044,899)
                                     ----------   ----------   ----------   -----------
Balance, December 31, 1996           $6,268,458   $6,111,934   $4,849,380   $17,229,772
                                     ==========   ==========   ==========   ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                             TO DECEMBER 31, 1995

                                                                      1996          1995
                                                                   -----------   -----------
Cash flows from operating activities:
 Net income                                                        $   338,747   $   246,951
 Adjustments to reconcile net income to                            -----------   -----------
  net cash provided by (used in) operating activities:
     Depreciation                                                      290,407             0
     Changes in assets and liabilities:
         Accounts receivable                                             5,149       (33,000)
         Prepaid expenses and other assets                            (427,363)     (264,378)
         Accounts payable                                               37,480             0
         Due to affiliates                                               1,555             0
                                                                   -----------   -----------
           Total adjustments                                           (92,772)     (297,378)
                                                                   -----------   -----------
           Net cash provided by (used in) operating
                          activities                                   245,975       (50,427)
                                                                   -----------   -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                         (607,204)      772,999
 Investment in real estate                                          (7,381,063)   (8,892,261)
                                                                   -----------   -----------
           Net cash used in investing activities                    (7,988,267)   (8,119,262)
                                                                   -----------   -----------
Cash flows from financing activities:
 Contributions received from joint venture partners                  2,700,000    15,669,769
 Return of contributions from joint venture partners                (1,000,000)            0
 Distributions to joint venture partners                              (375,952)     (152,153)
                                                                   -----------   -----------
         Net cash provided by financing activities                   1,324,048    15,517,616
                                                                   -----------   -----------
Net (decrease) increase in cash and cash equivalents                (6,418,244)    7,347,927
Cash and cash equivalents, beginning of period                       7,347,927             0
                                                                   -----------   -----------
Cash and cash equivalents, end of period                           $   929,683   $ 7,347,927
                                                                   ===========   ===========
Supplemental disclosure of noncash items:
 Deferred project costs contributed by partners, net               $    71,066   $   669,769
                                                                   ===========   ===========

5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and 1994 were calculated as follows:


                                                             1996          1995          1994
                                                        ------------   -----------   -----------
Financial statement net income                          $   589,053    $  901,828    $  700,896
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting
  purposes in excess of amounts for income tax
  purposes                                                  260,958        39,928             0
 Joint venture change in ownership                                0         8,730             0
 Expenses deductible when paid for income tax
  purposes, accrued for financial reporting purposes          6,032        13,744         1,464
 Rental income accrued for financial reporting
  purposes in excess of amounts for income tax              (46,654)      (47,699)      (34,678)
  purposes
                                                        -----------    ----------    ----------
Income tax basis net income                             $   809,389    $  916,531    $  667,682
                                                        ===========    ==========    ==========

The Partnership's income tax basis partners' capital at December 31, 1996, 1995, and 1994 was computed as follows:

                                                                      1996          1995          1994
                                                                  -----------   -----------   -----------
Financial statement partners' capital                             $20,545,091   $21,144,261   $21,517,178
Increase (decrease) in partners' capital resulting from:
 Depreciation expense for financial reporting
   purposes in excess of amounts for income tax
   purposes                                                           300,886        39,928             0
 Joint venture change in ownership                                      8,730         8,730             0
 Capitalization of syndication costs for income tax
   purposes, which are accounted for as cost of
   capital for financial reporting purposes                          3,655,694    3,655,694     3,655,694
 Accumulated rental income accrued for financial
   reporting purposes in excess of amounts for
   income tax purposes                                                (129,850)     (82,377)      (34,678)
 Accumulated expenses deductible when paid for
   income tax purposes, accrued for financial
   reporting purposes                                                   22,059       15,208         1,464
  Partnership's distributions payable                                  325,410      322,702       314,152
                                                                   -----------  -----------   -----------
Income tax basis partners' capital                                 $24,728,020  $25,104,146   $25,453,810
                                                                   ===========  ===========   ===========

6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                      1997                                     $ 1,972,153
                      1998                                       2,005,130
                      1999                                       1,979,936
                      2000                                       1,944,828
                      2001                                       1,856,972
                    Thereafter                                   8,996,972
                                                               -----------
                                                               $18,755,991
                                                               ===========

   Three significant tenants contributed approximately 39%, 26%, and 17% of rental income, which is included in equity of income of joint ventures, for the year ended December 31, 1996. In addition, four significant tenants will contribute approximately 24%, 22%, 19%, and 14% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                      1997                                     $ 868,954
                      1998                                       750,926
                      1999                                       684,582
                      2000                                       633,827
                      2001                                       609,896
                    Thereafter                                 5,449,194
                                                              -----------
                                                              $8,997,379
                                                              ===========

   One significant tenant contributed approximately 66% of rental income for the year ended December 31, 1996. In addition, one significant tenant will contribute approximately 93% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                       1997                                    $  456,659
                       1998                                       468,816
                       1999                                       431,682
                       2000                                       341,028
                       2001                                       244,106
                    Thereafter                                    506,949
                                                               ----------
                                                               $2,449,240
                                                               ==========


   Four significant contributed approximately 38%, 16%, 14%, and 11% of rental the year ended December 31, 1996. In addition, two significant will contribute approximately 46% and 15% of future minimum rental income.

   The future minimum rental income due Fund V and VI Associates under noncancelable operating leases, including those leases signed at properties under construction, at December 31, 1996 is as follows:

               Year ending December 31:
                        1997                                   $  923,061
                        1998                                      929,686
                        1999                                      932,453
                        2000                                      946,166
                        2001                                      948,650
                     Thereafter                                 2,254,958
                                                               ----------
                                                               $6,934,974
                                                               ==========

   Two significant tenants contributed approximately 78% and 14% of rental income for the year ended December 31, 1996. In addition, three significant tenants will contribute approximately 72%, 15%, and 13% of future minimum rental income.

   The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                         1997                                   $  980,000
                         1998                                      980,000
                         1999                                      980,000
                         2000                                      980,000
                         2001                                      980,000
                      Thereafter                                 4,950,000
                                                                ----------
                                                                $9,850,000
                                                                ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                       1997                                    $  401,085
                       1998                                       411,332
                       1999                                       386,192
                       2000                                       353,426
                       2001                                       329,901
                    Thereafter                                    993,970
                                                               -----------
                                                               $2,875,906
                                                               -----------

   Three significant tenants contributed approximately 34%, 26%, and 11%, of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 34% and 17%, of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases, including those leases signed at properties under construction, at December 31, 1996 is as follows:

               Year ending December 31:
                    1997                                       $ 1,907,377
                    1998                                         2,002,460
                    1999                                         2,004,859
                    2000                                         2,006,856
                    2001                                         1,865,797
                 Thereafter                                     12,647,664
                                                               -----------
                                                               $22,435,013
                                                               ===========

   Two significant tenants contributed approximately 75% and 25% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 55% and 45% of future minimum rental income.

7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995:

                                                                  1996 QUARTERS ENDED
                                                  --------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  ---------    --------   ------------   -----------
Revenues                                          $ 179,792   $ 130,335      $ 160,514     $ 205,141
Net income                                          160,761      96,138        144,677       187,477
Net income allocated to Class A limited
 partners                                           277,507     240,165        358,439       358,606

Net loss allocated to Class B limited
 partners                                          (116,746)   (144,027)      (213,762)     (171,129)

Net income per weighted average Class A
 limited partner unit outstanding
                                                  $    0.13   $    0.12      $    0.17     $    0.17

Net loss per weighted average Class B
 limited partner unit outstanding                     (0.27)      (0.35)         (0.54)        (0.44)

Cash distribution per weighted average
 Class A limited partner unit
 outstanding                                           0.15        0.14           0.12          0.15


                                                                  1995 Quarters Ended
                                                   --------------------------------------------------
                                                   March 31     June 30    September 30   December 31
                                                   --------     -------    ------------   -----------
Revenues                                           $ 291,406   $ 287,338      $ 226,336     $ 197,487
Net income                                           260,595     257,951        206,268       177,014
Net loss allocated to General Partners                  (483)       (510)          (619)         (216)
Net income allocated to Class A limited
 partners                                            308,937     308,877        268,160       286,970

Net loss allocated to Class B limited
 partners                                            (47,860)    (50,416)       (61,273)     (109,739)

Net income per weighted average Class A
 limited partner unit outstanding
                                                   $    0.15   $    0.15      $    0.13     $    0.14

Net loss per weighted average Class B
 limited partner unit outstanding (a)                  (0.10)      (0.11)         (0.14)        (0.26)

Cash distribution per weighted average
 Class A limited partner unit
 outstanding (a)                                        0.16        0.16           0.16          0.15

        (a) The totals of the four quarterly amounts for net loss per weighted average Class B limited partner unit outstanding and for cash distribution per weighted average Class A limited partner unit outstanding for the year ended December 31, 1995 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                                                          GROSS  COSTS OF AMOUNT AT WHICH
                                                 INITIAL COST                               CARRIED AT DECEMBER 31, 1996
                                              ------------------                          ---------------------------------
                                                            BUILDINGS         COST OF                       BUILDINGS
                                                               AND          CAPITALIZED                        AND
        DESCRIPTION          ENCUMBRANCES        LAND      IMPROVEMENTS    IMPROVEMENTS       LAND         IMPROVEMENTS
-------------------------  --------------- ------------- ---------------- --------------  ------------  -------------------
HARTFORD BUILDING (A)           None        $   528,042    $ 6,775,574     $      26,867  $    528,042        $   6,802,441

STOCKBRIDGE VILLAGE II (B)      None          1,095,219              0         1,788,099     1,094,691            1,785,410

MARATHON BUILDING (C)           None            314,591      8,367,904                 0       314,591            8,367,904

STOCKBRIDGE VILLAGE III (D)     None          1,015,674              0         1,946,898     1,062,720            1,899,852

STOCKBRIDGE VILLAGE I
  EXPANSION (E)                 None            712,234              0         1,915,954       749,727            1,763,023

880 PROPERTY (F)                None          1,325,242              0         4,965,001     1,325,242            4,750,603

BELLSOUTH PROPERTY (G)          None          1,244,256              0         7,353,027     1,301,890            7,295,393

TANGLEWOOD COMMONS (H)          None          3,020,040              0         4,727,066     3,159,928                    0

CHEROKEE COMMONS (I)            None          1,142,663      6,462,837         2,791,653     1,219,704            9,170,950
                                            ------------   ------------    --------------  ------------       --------------
     Total                                  $10,397,961    $21,606,315     $  25,514,565   $10,756,535        $  41,835,576
                                            ============   ============    ==============  ============       ==============
                                                                                                                LIFE ON WHICH
                           CONSTRUCTION                      ACCUMULATED         DATE OF           DATE          DEPRECLATION
        DESCRIPTION         IN PROGRESS      TOTAL           DEPRECLATION      CONSTRUCTION       ACQUIRED       IS COMPUTED (1)
-------------------------  --------------  ---------      -----------------  ----------------   -------------  ------------------
HARTFORD BUILDING (A)       $          0    $  7,330,483   $   688,698             1981           12/29/83      20 to 40 years

STOCKBRIDGE VILLAGE II (B)         3,217       2,883,318        127,640            1994           11/12/93      20 to 40 years

MARATHON BUILDING (C)                  0       8,682,495        655,029            1991           09/16/94      20 to 40 years

STOCKBRIDGE VILLAGE III (D)            0       2,962,572        112,915            1995           04/07/94      20 to 40 years

STOCKBRIDGE VILLAGE I
  EXPANSION (E)                  115,438       2,628,188         52,780            1996           06/07/95      20 to 25 years

880 PROPERTY (F)                 214,398       6,290,243        181,798            1996           01/31/90      20 to 25 years

BELLSOUTH PROPERTY (G)                 0       8,597,283        290,407            1996           04/25/95      20 to 25 years

TANGLEWOOD COMMONS (H)         4,587,178       7,747,106              0                           05/30/95      20 to 25 years

CHEROKEE COMMONS (I)               6,500      10,397,154      1,847,476            1986           06/09/87      20 to 40 years
                            -------------   -------------   ------------
     Total                  $  4,926,731    $ 57,518,842    $ 3,936,743
                            =============   =============   ============

(a) The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fund V and VI Associates at December 31, 1996.

(b) Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fund V and VI Associates at December 31, 1996.

(c) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates at December 31, 1996.

(d) Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 43% interest in Fund VI and VII Associates at December 31, 1996.

(e) Stockbridge Village I Expansion is a 3.38-acre tract of real property under development located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 43% interest in Fund VI and VII Associates at December 31, 1996.

(f) The 880 Property is a 4.3-acre tract of real property under development in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 26% interest in Fund II, III, VI, and VII Associates at December 31, 1996.

(g) The BellSouth Property is a four-story, 93,000 square-foot building located in Jacksonville, Florida. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 36% interest in Fund VI, VII, and VIII Associates at December 31, 1996.

(h) Tanglewood Commons is a 14.68-acre tract of real property under construction in Clemmons, Forsyth County, North Carolina. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 36% interest in Fund VI, VII, and VIII Associates at December 31, 1996.

(i) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-- Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1996.

(j) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                              DECEMBER 31, 1996

                                               ACCUMULATED
                                     COST      DEPRECIATION
                                 -----------   ------------
 BALANCE AT DECEMBER 31, 1994    $19,406,340     $  242,945

  1995 additions                  27,722,620      1,932,897
  1995 deductions                    (66,734)             0
                                 -----------     ----------
 BALANCE AT DECEMBER 31, 1995     47,062,226      2,175,842

  1996 additions                  10,456,616      1,760,901
                                 -----------     ----------
 BALANCE AT DECEMBER 31, 1996    $57,518,842     $3,936,743
                                 ===========     ==========