Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND VI L P
filed 1997-05-13
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1997       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                          0-23656
                       ---------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                     58-2022628
   --------------------------------------             -------------------
     (State of other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
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

Yes  X     No
    ---       ---

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VI, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Balance Sheets - March 31, 1997
              and December 31, 1996....................................     3

            Statements of Income for the Three Months
              Ended March 31, 1997 and 1996............................     4

            Statement of Partners' Capital for the
              Year Ended December 31, 1996, and
              the Three Months Ended March 31, 1997....................     5

            Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996............................     6

            Condensed Notes to Financial Statements....................     7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.............................................     9

PART II.    OTHER INFORMATION..........................................    19


                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                Assets                     March 31, 1997   December 31, 1996
                ------                     --------------   -----------------
Investment in joint ventures (Note 2)        $19,847,105       $19,930,833
Cash and cash equivalents                        473,387           589,082
Due from affiliates                              387,592           335,878
Deferred project costs                             8,798            14,157
Organization costs, less accumulated
  amortization of $25,000 in 1997 and
  $23,437 in 1996                                  6,250             7,813
Prepaid expenses and other assets                  1,600             2,400
                                             -----------       -----------

       Total assets                          $20,724,732       $20,880,163
                                             ===========       ===========

 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
  Accounts payable                           $         0       $     4,500
  Partnership distribution payable               359,617           330,572
                                             -----------       -----------

       Total liabilities                         359,617           335,072
                                             -----------       -----------

Partners' capital:
  Class A - 2,069,177 units outstanding       18,184,941        18,162,497
  Class B - 430,823 units outstanding          2,180,174         2,382,594
                                             -----------       -----------

       Total partners' capital                20,365,115        20,545,091
                                             -----------       -----------
         Total liabilities and
           partners' capital                 $20,724,732       $20,880,163
                                             ===========       ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                 Three Months Ended
                                                 -------------------
                                          March 31, 1997     March 31, 1996
                                          --------------     --------------
Revenues:
      Interest income                        $   8,845          $  32,116
      Equity in income of joint
        ventures (Note 2)                      200,178            147,676
                                             ---------          ---------
                                               209,023            179,792
                                             ---------          ---------

Expenses:
      Legal and accounting                       8,594              2,901
      Computer costs                             2,493                906
      Partnership administration                16,732             13,661
      Amortization of organization costs         1,563              1,563
                                             ---------          ---------
                                                29,382             19,031
                                             ---------          ---------
      Net income                             $ 179,641          $ 160,761
                                             =========          =========

Net income allocated to Class A
  Limited Partners                           $ 382,061          $ 277,507

Net loss allocated to Class B Limited
  Partners                                   $(202,420)         $(116,746)

Net income per Class A Limited
  Partner Unit                               $    0.18          $    0.13

Net loss per Class B Limited Partner         $   (0.52)         $   (0.27)

Cash distribution per Class A Limited
  Partner Unit                               $    0.17          $    0.15


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1997

                                                         LIMITED PARTNERS
                                                         ----------------
                                                  CLASS A                CLASS B                      TOTAL
                                          ----------------------  ---------------------  GENERAL    PARTNERS'
                                             UNITS      AMOUNT      UNITS      AMOUNT    PARTNERS    CAPITAL
                                          ---------  -----------  --------   ----------  --------  -----------
BALANCE, DECEMBER 31, 1995                2,048,356  $17,637,686   451,644   $3,506,575     $0     $21,144,261

     Net income (loss)                            0    1,234,717         0     (645,664)     0         589,053
     Partnership distributions                    0   (1,188,223)        0            0      0      (1,188,223)
     Class B conversion elections            64,901      478,317   (64,901)    (478,317)     0               0
                                          ---------  -----------   -------   ----------     --     -----------
BALANCE, DECEMBER 31, 1996                2,113,257   18,162,497   386,743    2,382,594      0      20,545,091
                                          ---------  -----------   -------   ----------     --     -----------

     Net income (loss)                            0      382,061         0     (202,420)     0         179,641
     Partnership distributions                    0     (359,617)        0            0      0        (359,617)
                                          ---------  -----------   -------   ----------     --     -----------
BALANCE, March 31, 1997                   2,113,257  $18,184,941   386,743   $2,180,174     $0     $20,365,115
                                          =========  ===========   =======   ==========     ==     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                 ------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------
Cash flow from operating activities:
Net earnings                                 $ 179,641        $ 160,761
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
      Equity in earnings of joint venture     (200,178)        (147,676)
      Distributions received from joint
        ventures                               335,877          269,970

      Partnership distributions paid          (330,572)        (328,726)
      Amortization of organization costs         1,563            1,563
        Changes in assets and liabilities:
        Due from affiliates                          0             (839)
        Prepaids and other assets                  800            2,394
        Accounts payable                        (4,500)          (4,000)
                                             ---------        ---------
          Net cash used in operating
            activities                         (17,369)         (46,553)
                                             ---------        ---------

Cash flow from investing activities:
      Investment in joint ventures             (98,326)               0
                                             ---------        ---------

   Net decrease in cash and cash
    equivalents                               (115,695)         (46,553)

Cash and cash equivalents, beginning
  of year                                      589,082          967,347
                                             ---------        ---------

Cash and cash equivalents, end of period     $ 473,387        $ 920,794
                                             =========        =========

Supplemental schedule of noncash
  investing activities-deferred project
  costs applied to investing activities      $   5,359        $       0


          See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement


(1) Basis of Presentation
    ---------------------

The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1996.

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

The Partnership owns an interest in the following properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII associates, a joint venture between the Partnership, Wells Real Estate Fund II, L.P., Wells Real Estate Fund III, L.P., and Wells Real Estate Fund VII, L.P., (the "Fund II-III-VI-VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture") and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, L.P., Wells Real Estate Fund II, L.P., Wells Real Estate Fund II-OW, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund I-II-II-OW-VI-VII Joint Venture").

As of March 31, 1997, the Partnership owned interest in the following properties through its ownership of the foregoing joint ventures: (I) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton county, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III"), and (v) a shopping center expansion located in Clayton County, Georgia (the "Stockbridge Village I Expansion") which are owned by the Fund VI-Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and
(viii) a shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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

The following describes additional information about the properties in which the Partnership owns an interest as of March 31, 1997:

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

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 81,000 gross square feet which opened on February 26, 1997 on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnerships were $209,023 for the quarter ended March 31, 1997, as compared to $179,792 for the quarter ended March 31, 1996. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $29,382 for 1997, as compared to $19,031 for 1996. The increase in expenses for 1997, as compared to 1996, was primarily due to increased accounting fees and partnership administration expenses.

Net income of the Partnership was $179,641 for the three months ended March 31, 1997, as compared to $160,761 for the same period in 1996. The increase in net income for 1997 from 1996 is due primarily to increased revenues, partially offset by increased expenses as noted in the prior paragraph.

Net cash used in operating activities decreased from $46,553 in 1996 to $17,369 in 1997. This decreased was due primarily to increased distributions received from joint ventures offset by decreased interest income. Net cash used in investing activities increased for the three months ended March 31, 1997 as compared to the same period in 1996 due to an increase in investments in joint ventures. These changes produced decreased cash and cash equivalents of $46,553 and $115,695 at March 31, 1996 and 1997, respectively.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Units of $.15 for the three months ended March 31, 1996 as compared to $.17 per Class A Unit for 1997. No cash distributions of investment income were made to Limited Partners holding Class B Units.

PROPERTY OPERATIONS
-------------------

As of March 31, 1997, the Partnership owned interests in the following operational properties:

The Hartford Building/Fund V - Fund VI Joint Ventures
-----------------------------------------------------

                                     Three Months Ended March 31
                                     ----------------------------
                                          1997           1996
                                        -------        --------
Revenues:
Rental Income                           $179,375       $179,375

Expenses:
  Depreciation                            73,008         73,008
  Management & leasing expenses            8,067          7,175
  Other operating expenses               (17,255)         3,175
                                        --------       --------
                                          63,820         83,358
                                        --------       --------

Net income                              $115,555       $ 96,017
                                        ========       ========

Occupied %                                   100%           100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture            53.0%          52.4%

Cash Distribution to Partnership        $100,392       $ 89,482

Net Income Allocated to the
  Partnership                           $ 60,977       $ 50,353


Net income increased and expenses decreased in 1997, as compared to 1996, due primarily to an insurance reimbursement from the tenant for prior year expenses.

The Partnership's ownership in the Fund V - Fund VI Joint Venture increased from 52.4% in 1996, to 53.0% in 1997, due to additional fundings by the Partnership in 1997, which increased the Partnership's ownership interest in the Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------


                                     Three Months Ended March 31
                                     ---------------------------
                                         1997         1996
                                        -------      -------
Revenues:
Rental Income                           $63,336      $46,461

Expenses:
  Depreciation                           20,865       19,761
  Management & leasing expenses           4,914        4,597
  Other operating expenses               32,356       19,175
                                        -------      -------
                                         58,135       43,533
                                        -------      -------

Net income                              $ 5,201      $ 2,928
                                        =======      =======

Occupied %                                   66%          61%

Partnership's Ownership % in the
 Fund V - Fund VI Joint Venture            53.0%        52.4%

Cash Distribution to Partnership        $12,756      $11,451

Net Income Allocated to the
  Partnership                           $ 2,747      $ 1,536


Rental income, expenses and net income are greater in the first quarter of 1997, as compared to the same period in 1996, due primarily to a new tenant occupying 4,969 square feet in February that increased rental revenue. The increase in expenses was due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet as of April 1, 1997, and the receivables for this tenant have been turned over to lawyers for collection. Efforts are being made to re-lease the space.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.0% for 1997, as compared to 52.4% in 1996, due to an additional investment by the Partnership which increased the Partnership's and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                      Three Months Ended March 31
                                      ---------------------------
                                          1997           1996
                                        --------       --------
Revenues:
Rental Income                           $239,956       $242,754

Expenses:
  Depreciation                            87,646         87,646
  Management & leasing expenses           10,002          9,710
  Other operating expenses                 1,128          3,698
                                        --------       --------
                                          98,776        101,054
                                        --------       --------

Net income                              $141,180       $141,700
                                        ========       ========

Occupied %                                   100%           100%

Partnership's Ownership % in the
  Fund V - VI - VII Joint Venture           41.8%          41.8%

Cash Distribution to Partnership        $ 97,912       $ 89,810

Net Income Allocated to the
  Partnership                           $ 59,056       $ 59,273


Rental income decreased for the three months ended March 31, 1997, compared to the same period of 1996, due to a one-time adjustment of straight-line rent for the partial month of September, 1994. A small increase in management and leasing fees in first quarter, 1997, over the first quarter, 1996, was offset by a decrease in operating expense, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the three months ended March 31, 1997, compared to 1996, due to the scheduled increase in rent which became effective January 1, 1997.

Stockbridge Village III / Fund VI - Fund VII Joint Venture
----------------------------------------------------------

                                      Three Months Ended March 31,
                                      ----------------------------
                                          1997            1996
                                         -------         -------
Revenues:
Rental Income                            $68,573         $56,924

Expenses:
  Depreciation                            21,452          20,377
  Management & leasing expenses            7,483           3,977
  Other operating expenses                13,473          17,990
                                         -------         -------
                                          42,408          42,344
                                         -------         -------

Net income                               $26,165         $14,580
                                         -------         -------

Occupied %                                    87%             77%

Partnership's Ownership % in the
  Fund VI-Fund VII Joint Venture            42.8%           43.1%

Cash Distribution to Partnership         $20,085         $12,414

Net Income Allocated to the
  Partnership                            $11,190         $ 6,275


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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. Four additional tenants occupied approximately 5,850 square feet as of March 31, 1997.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture decreased to 42.8% for 1997, as compared to 43.1% in 1996, due to additional fundings by Wells Fund VII, which decreased the Partnership's ownership in the Fund VI - Fund VII Joint Venture.

Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture
---------------------------------------------------------

                                     Three Months Ended March 31
                                    -----------------------------
                                         1997           1996
                                       --------       --------
Revenues:
  Rental Income                        $217,439       $222,621
  Interest Income                            18             19
                                       --------       --------
                                        269,648        222,640
Expenses:
  Depreciation                          107,525        107,183
  Management & leasing expenses          31,541         12,634
  Other operating expenses               24,119         48,872
                                       --------       --------
                                        215,376        168,689
                                       --------       --------

Net income                             $ 54,272       $ 53,951
                                       ========       ========

Occupied %                                   91%            95%

Partnership's Ownership %                  10.7%          10.7%

Cash Distribution to Partnership       $ 19,571       $ 16,488

Net Income Allocated to the
  Partnership                          $  5,811       $  5,777


Rental income decreased in 1997, over 1996 levels, due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                          Three Months Ended
                                            March 31, 1997
                                          -------------------
Revenues:
Rental Income                                   $31,910

Expenses:
  Depreciation                                   22,374
  Management & leasing expenses                   3,409
  Other operating expenses                        8,522
                                                -------
                                                 34,305
                                                -------

Net loss                                        $(2,395)
                                                =======
Occupied %                                           41%

Partnership's Ownership % in the Fund
 VI - Fund VII Joint Venture                       42.8%

Cash Distribution to Partnership                $ 4,530

Net Loss Allocated to the
  Partnership                                   $(1,024)


On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza has occupied a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1997. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and the ninth year to $56,000. Five additional tenants have occupied 8,000 square feet at the property as of March 31, 1997. Negotiations are being conducted to lease the remaining space.

Since this property commences operations during the second quarter of 1996, there is not comparable financial information for the first quarter of the prior year. It is anticipated that no additional funding by the Partnership or Wells Fund VII will be required to complete tenant build-out.

880 Holcomb Bridge Road / Fund II, III, VI,VII Joint Venture
------------------------------------------------------------

                                           Three Months Ended March 31
                                           ---------------------------
                                               1997           1996
                                             --------       --------
Revenues:
Rental Income                                $160,185       $  9,421

Expenses:
  Depreciation                                 66,130          6,120
  Management & leasing expenses                20,580          1,051
  Other operating expenses                     30,307         18,839
                                             --------       --------
                                              117,017         26,010
                                             --------       --------

Net income (loss)                            $ 43,168       $(16,589)
                                             ========       ========

Occupied %                                         63%            21%

Partnership's Ownership % in the Fund
 II, III, VI, VIII Joint Venture                 26.0%          19.5%

Cash Distribution to Partnership             $ 28,447       $      0

Net Income (Loss) Allocated to the
  Partnership                                $ 11,232       $ (3,232)


In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI and VII Joint Venture. Development is being completed on two buildings with a total of 49,500 square feet.

As of March 31, 1997, nine tenants are occupying approximately 31,140 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1997, as compared to the same quarter of 1996, are due to the rental income from the additional tenants, and the operation of the property for a full three months.

BellSouth Property / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------


                                           For the Three Months
                                           Ended March 31, 1997
                                           ---------------------
Revenues:
   Rental income                                  $379,050
   Interest income                                   1,976
                                                  --------
                                                   381,026
                                                  --------

Expenses:
  Depreciation                                     110,889
  Management & leasing expenses                     45,173
  Other operating expenses                          83,967
                                                  --------
                                                   240,029
                                                  --------

Net income                                        $140,997
                                                  ========

Occupied %                                             100%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII
  Joint Venture                                       36.4%

Cash Distribution to Partnership                  $ 93,688

Net Income Allocated to Partnership               $ 51,297


On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet was occupied by BellSouth commencing in December 1996, bringing occupancy to 100%.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May, 1996, comparative income and expense figures are not available for the first quarter of 1996.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                            For the Two Months
                                           Ended March 31, 1997
                                           --------------------
Revenues:
  Rental income                                   $49,534
  Interest income                                   3,600
                                                  -------
                                                   53,134
                                                  -------

Expenses:
  Depreciation                                     31,106
  Management & leasing expenses                     3,164
  Other operating expenses                         21,906
                                                  -------
                                                   56,176
                                                  -------

Net loss                                          $(3,042)
                                                  =======

Occupied %                                             70%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII
  Joint Venture                                      36.4%

Cash Distribution to Partnership                  $10,210

Net Loss Allocated to Partnership                 $(1,107)


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

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on February 26, 1997, on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

In February, 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February, 1997, comparable income and expense figures for prior years are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

PART II - OTHER INFORMATION
---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WELLS REAL ESTATE FUND VI, L.P.
                                         (Registrant)


Dated: May 12, 1997                      By: /s/ Leo F. Wells, III
                                             ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.