Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND VI L P
filed 1997-08-08
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1997         or
                              ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number                           0-23656
                       ---------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                              58-2022628
-------------------------------             -------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets - June 30, 1997
      and December 31, 1996................................................. 3

     Statements of Income for the Three Months and
      Six Months Ended June 30, 1997
      and 1996.............................................................. 4

     Statement of Partners' Capital
      for the Year Ended December 31, 1996,
      and the Six Months Ended June 30, 1997................................ 5

     Statements of Cash Flows for the Six Months
      Ended June 30, 1997 and 1996.......................................... 6

     Condensed Notes to Financial Statements................................ 7

  Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of
      Operations............................................................ 8

PART II.  OTHER INFORMATION................................................ 19

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

               Assets                             June 30, 1997                  December 31, 1996
               ------                             -------------                  -----------------
  Investment in joint ventures (Note 2)             $19,666,496                        $19,930,833

  Cash and cash equivalents                             485,206                            589,082
  Due from affiliates                                   371,121                            335,878
  Deferred project costs                                  8,798                             14,157
  Organization costs, less accumulated
    amortization of $26,562 in 1997
     and $23,437 in 1996                                  4,688                              7,813
  Prepaid expenses and other assets                       1,300                              2,400
                                                    -----------                        -----------

          Total assets                              $20,537,609                        $20,880,163
                                                    ===========                        ===========

     Liabilities and Partners' Capital
    ------------------------------------

Liabilities:
     Accounts payable                               $       923                        $     4,500
     Partnership distribution payable                   362,742                            330,572
                                                    -----------                        -----------

           Total liabilities                            363,665                            335,072
                                                    -----------                        -----------

    Partners' capital:
     Class A - 2,139,388 units outstanding           18,344,010                         18,162,497
     Class B - 360,612 units outstanding              1,829,934                          2,382,594
                                                    -----------                        -----------

                                                     20,173,944                         20,545,091
          Total partners' capital                   -----------                        -----------

               Total liabilities                    $20,537,609                        $20,880,163
                and partners' capital               ===========                        ===========


           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                             Six Months Ended
                                                  ------------------                             ----------------
                                           June 30, 1997         June 30, 1996         June 30, 1997         June 30, 1996
                                        --------------------  --------------------  --------------------  --------------------

Revenues:
     Interest income                              $   8,409             $  14,746             $  17,254             $  46,862
     Equity in income of joint ventures
         (Note 2)                                   190,513               115,589               390,691               263,265
                                                  ---------             ---------             ---------             ---------
                                                    198,922               130,335               407,945               310,127
                                                  ---------             ---------             ---------             ---------

Expenses:
     Legal and accounting                             6,510                17,186                15,104                20,087
     Computer costs                                   1,651                 1,006                 4,144                 1,912
     Partnership administration                      17,630                14,443                34,362                28,104
     Amortization of organization                     1,562                 1,562                 3,125                 3,125
      costs                                       ---------             ---------             ---------             ---------
                                                     27,353                34,197                56,735                53,228
                                                  ---------             ---------             ---------             ---------
     Net income                                   $ 171,569             $  96,138             $ 351,210             $ 256,899
                                                  =========             =========             =========             =========

Net loss allocated to General Partners            $       0             $       0             $       0             $       0

Net income allocated to Class A Limited
     Partners                                     $ 381,924             $ 240,165             $ 763,985             $ 517,672

Net loss allocated to Class B Limited
 Partners                                         $(210,355)            $(144,027)            $(412,775)            $(260,773)

Net income per Class A Limited Partner
     Unit                                         $    0.18             $    0.12             $    0.36             $    0.25

Net loss per Class B Limited Partner Unit         $   (0.58)            $   (0.35)            $   (1.10)            $   (0.62)

Cash distribution per Class A Limited
    Partner Unit                                  $    0.17             $    0.14             $    0.34             $    0.28



           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1997


                                                     LIMITED PARTNERS
                                                     ----------------
                                              Class A                 CLASS B                      TOTAL
                                      -----------------------  ---------------------  GENERAL    PARTNERS'
                                        Units       AMOUNT      Units      AMOUNT     PARTNERS    CAPITAL
                                      ---------  ------------  --------  -----------  --------  ----------
BALANCE, December 31, 1995            2,048,356  $17,637,686   451,644   $3,506,575         $0  $21,144,261

     Net income (loss)                        0    1,234,717         0     (645,664)         0      589,053
     Partnership distributions                0   (1,188,223)        0            0          0   (1,188,223)
     Class B conversion elections        64,901      478,317   (64,901)    (478,317)         0            0
                                      ---------  -----------   -------   ----------         --  -----------
BALANCE, December 31, 1996            2,113,257   18,162,497   386,743    2,382,594          0   20,545,091
                                      ---------  -----------   -------   ----------         --  -----------

     Net income (loss)                        0      763,985         0     (412,775)         0      351,210
     Partnership distributions                0     (722,357)        0            0          0     (722,357)
     Class B conversion elections        26,131      139,885   (26,131)    (139,885)         0            0
                                      ---------  -----------   -------   ----------         --  -----------
       BALANCE,  June 30, 1997        2,139,388  $18,344,010   360,612   $1,829,934         $0  $20,173,944
                                      =========  ===========   =======   ==========         ==  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                             ----------------
                                                               June 30, 1997                  June 30, 1996
                                                               -------------                  -------------
Cash flow from operating activities:
Net earnings                                                     $ 351,210                      $ 256,899
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Equity in income of joint venture                             (390,691)                      (263,265)
    Amortization of organization costs                               3,125                          3,125
     Changes in assets and liabilities:
     Due from affiliates                                                 0                          5,194
     Prepaids and  other assets                                      1,100                          2,200
     Accounts payable                                               (3,577)                        (4,000)
                                                                 ---------                      ---------
       Net cash  (used in) provided
         by operating activities                                   (38,833)                           153

Cash flow from investing activities:
       Distributions received from joint
        ventures                                                   723,471                        510,926
       Investment in joint ventures                                (98,326)                      (130,000)
                                                                 ---------                      ---------

    Net cash provided by investing
        activities                                                 625,145                        380,926

Cash flow from financing activities:
   Partnership distributions paid                                 (690,188)                      (640,351)

   Net decrease in cash and cash
       equivalents                                                (103,876)                      (259,272)


Cash and cash equivalents, beginning of year                       589,082                        967,347
                                                                 ---------                      ---------

Cash and cash equivalents, end of period                         $ 485,206                      $ 708,075
                                                                 =========                      =========

Supplemental schedule of noncash investing
       activities-deferred project costs applied to
        investing activities                                     $   5,630                      $       0
                                                                 ---------                      ---------


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

The Partnership owns interests in the following properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture");
(iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and; (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $407,945 for the six months ended June 30, 1997, as compared to $310,127 for the same period in 1996. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $56,735 for the six months ended June 30, 1997, as compared to $53,228 for the same period in 1996. The increase in expenses for 1997, as compared to 1996, was primarily due to increased expenditures in partnership administration offset partially by decreased accounting and legal fees.

Net income of the Partnership was $351,210 for the six months ended June 30, 1997, as compared to $256,899 for the same period in 1996. The increase in net income for 1997 from 1996 is due primarily to increased revenues offset partially by increased expenses as noted in the prior paragraphs.

Net cash (used in) provided by operating activities decreased from $153 in 1996 to $(38,833) in 1997. This decrease was due primarily to decreased interest income in net earnings. Net cash used in investing activities increased for the six months ended June 30, 1997 as compared to the same period in 1996 due to an increase in distributions received from joint ventures. These changes produced decreased cash and cash equivalents of $259,272 and $103,876 at June 30, 1996 and 1997, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.14 for the three months ended June 30, 1996 as compared to $.17 per Class A Unit for 1997. No cash distributions of investment income were made to Limited Partners holding Class B Units or to the General Partners.

The Partnership's distributions paid through the second quarter of 1997, have been paid from cash flow from operations and distributions received from its equity investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in a material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
Rental income                                                $179,375        $179,375        $358,750        $358,750

Expenses:
  Depreciation                                                 73,002          73,008         146,010         146,016
  Management & leasing expenses                                 7,175           7,175          15,242          14,350
  Other operating expenses                                      4,827           4,649         (12,428)          7,824
                                                             --------        --------        --------        --------
                                                               85,004          84,832         148,824         168,190
                                                             --------        --------        --------        --------

Net income                                                   $ 94,371        $ 94,543        $209,926        $190,560
                                                             ========        ========        ========        ========

Occupied %                                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                                 53.0%           52.4%           53.0%           52.4%

Cash Distribution to Partnership                             $ 89,635        $ 88,709        $190,027        $178,192

Net Income Allocated to the
  Partnership                                                $ 50,057        $ 49,579        $111,034        $ 99,993

     Net income increased and expenses decreased for the six months ended June 30, 1997, as compared to 1996, due primarily to an insurance reimbursement from the tenant for prior year's expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 52.4% in 1996, to 53.0% in 1997, due to additional fundings by the Partnership in 1997, which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
Rental income                                               $  55,942         $50,056        $119,278         $96,517

Expenses:
  Depreciation                                                 22,827          19,761          43,692          39,522
  Management & leasing expenses                                 6,440           5,382          11,354           9,979
  Other operating expenses                                     59,890          19,623          92,246          38,798
                                                            ---------         -------        --------         -------
                                                               89,157          44,766         147,292          88,299
                                                            ---------         -------        --------         -------

Net income (loss)                                           $(33,215)         $ 5,290        $(28,014)        $ 8,218
                                                            =========         =======        ========         =======

Occupied %                                                         66%             61%             66%             61%

Partnership's Ownership % in the
  Fund V - Fund VI  Joint Venture                                53.0%           52.4%           53.0%           52.4%

Cash Distribution to Partnership                            $ (6,808)         $12,691        $  5,948         $24,142

Net Income  (Loss) Allocated to the
  Partnership                                               $ (17,619)        $ 2,774        $(14,872)        $ 4,310

     Rental income increased in 1997, as compared to the same period in 1996, due primarily to a new tenant occupying 4,969 square feet in February that increased rental revenue. Net income has decreased in 1997, as compared to 1996, due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet of space as of April 1, 1997. The receivable from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.0% for 1997, as compared to 52.4% in 1996, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                              Three Months Ended               Six Months Ended
                                                        ------------------------------  ------------------------------
                                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                        --------------  --------------  --------------  --------------
Revenues:
Rental income                                                $242,755        $242,754        $482,711        $485,508

Expenses:
  Depreciation                                                 87,646          87,647         175,292         175,292
  Management & leasing expenses                                 9,890           9,710          19,892          19,420
  Other operating expenses                                      3,635           5,152           4,763           8,850
                                                             --------        --------        --------        --------
                                                              101,171         102,509         199,947         203,562
                                                             --------        --------        --------        --------

Net income                                                   $141,584        $140,245        $282,764        $281,946
                                                             ========        ========        ========        ========

Occupied %                                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - VI - VII Joint Venture                                41.8%           41.8%           41.8%           41.8%

Cash Distribution to Partnership                             $ 96,864        $ 89,202        $194,776        $179,012

Net Income Allocated to the
  Partnership                                                $ 59,224        $ 58,665        $118,280        $117,937

     Rental income decreased for the six months ended June 30, 1997, compared to the same period of 1996, due to a one-time adjustment of straight-line rent in the first quarter of 1997. A small increase in management and leasing fees was offset by a decrease in operating expenses primarily relating to accounting and administrative fees. Cash distributions to the Partnership increased for the six months ended June 30, 1997, compared to 1996, due to the scheduled increase in rent which became effective January 1, 1997.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------

                                                        Three Months Ended               Six Months Ended
                                                  ------------------------------  ------------------------------
                                                  June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                  --------------  --------------  --------------  --------------
Revenues:
Rental income                                          $ 71,388         $62,308        $139,961        $119,232

Expenses:
  Depreciation                                           21,451          21,301          42,903          41,678
  Management & leasing expenses                           8,499          16,909          15,982          20,886
  Other operating expenses                              (18,831)         17,865          (5,358)         35,855
                                                       --------         -------        --------        --------
                                                         11,119          56,075          53,527          98,419
                                                       --------         -------        --------        --------

Net income                                             $ 60,269         $ 6,233        $ 86,434        $ 20,813
                                                       ========         =======        ========        ========

Occupied %                                                   87%             87%             87%             87%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture                         42.8%           42.8%           42.8%           42.8%

Cash Distribution to Partnership                       $ 35,017         $ 9,468        $ 55,102        $ 21,882

Net Income Allocated to the
  Partnership                                          $ 25,777         $ 2,674        $ 36,967        $  8,949


Rental income increased in 1997, as compared to 1996, due to an additional adjustment to straight-line rent in 1997. Net income has increased for the six months ended June 30, 1997, as compared to the same period in 1996, due primarily to the increased rental income and decreased expenses as a result of timing differences in the billing of tenant CAM charges.

 Holcomb Bridge Road Project / Fund II, III, VI,VII Joint Venture
 ----------------------------------------------------------------


                                                     Three Months  Ended              Six Months  Ended
                                                ------------------------------  ------------------------------
                                                June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                                --------------  --------------  --------------  --------------
Revenues:
Rental income                                        $135,912        $ 43,754        $296,097        $ 53,175

Expenses:
  Depreciation                                         69,982          77,822         136,112          83,942
  Management & leasing expenses                        22,483           5,029          43,063           6,080
  Other operating expenses                             13,633          28,894          43,940          47,733
                                                     --------        --------        --------        --------
                                                      106,098         111,745         223,115         137,755
                                                     --------        --------        --------        --------

Net income (loss)                                    $ 29,814        $(67,991)       $ 72,982        $(84,580)
                                                     ========        ========        ========        ========

Occupied %                                                 73%             21%             73%             21%

Partnership's Ownership % in the Fund II,
   III, VI, VII Joint Venture                            26.0%           20.6%           26.0%           20.6%

Cash Distribution to Partnership                     $ 26,721        $      0        $ 55,168        $      0

Net Income (Loss) Allocated to the
  Partnership                                        $  7,758        $(13,947)       $ 18,990        $(17,178)

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet of space. Approximately 4,100 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 9,300 square feet.

As of June 30, 1996, ten tenants are occupying approximately 36,100 square feet of space in the retail and office building under leases of varying lengths.

Operating expenses decreased for the three month period ended June 30, 1997, as compared to June 30, 1996, due to the billing of CAM reimbursements for prior periods. Increases in revenues, expenses and net income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, are due to increased occupancy at the property.

     Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
     ------------------------------------------------------------------

                                                            Three Months Ended        Six Months Ended
                                                      ------------------------------  -----------------
                                                      June 30, 1997   June 30, 1996     June 30, 1997
                                                      --------------  --------------  -----------------
Revenues:
Rental income                                               $39 974        $  1,009            $71 884

Expenses:
  Depreciation                                               23,754          12,738             46,128
  Management & leasing expenses                               5,077             155              8,486
  Other operating expenses                                   15,291           6,676             23,813
                                                            -------        --------            -------
                                                             44,122          19,569             78,427
                                                            -------        --------            -------

Net income (loss)                                           $(4,148)       $(18,560)           $(6,543)
                                                            =======        ========            =======

Occupied %                                                       49%             19%                49%

Partnership's Ownership % in the Fund VI -
  Fund VII Joint Venture                                       42.8%           42.8%              42.8%

Cash Distribution to Partnership                            $ 7,201        $      0            $11,731

Net Loss Allocated to the
  Partnership                                               $(1,774)       $ (7,961)           $(2,798)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza occupies a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1996. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and the ninth year to $56,000. Five additional tenants are occupying an additional 8,000 square feet at the property as of June 30, 1997. Negotiations are being conducted to lease the remaining space.

Since this property commenced operations during the second quarter of 1996, there is no comparable financial information for the prior year. It is anticipated that no additional funding by the Partnership or Wells Fund VII will be required to complete tenant buildout.

Bell South Property / Fund VI - Fund VII - Fund VIII Joint Venture
------------------------------------------------------------------

                                                          Three Months       Two Months      Six Months
                                                      -------------------  --------------  --------------
                                                             Ended                Ended           Ended
                                                      -------------------  --------------  --------------
                                                         June 30, 1997     June 30, 1996   June 30, 1997
                                                      -------------------  --------------  --------------
Revenues:
  Rental income                                                 $407,513        $146,740        $786,563
  Interest income                                                  2,041          56,634           4,017
                                                                --------        --------        --------
                                                                 409,554         203,374         790,580
                                                                --------        --------        --------

Expenses:
  Depreciation                                                   110,889          76,976         221,778
  Management & leasing expenses                                   51,286          17,928          96,459
  Other operating expenses                                       143,280          65,960         227,247
                                                                --------        --------        --------
                                                                 305,455         160,864         545,484
                                                                --------        --------        --------

Net income                                                      $104,099        $ 42,510        $245,096
                                                                ========        ========        ========

Occupied %                                                           100%             96%            100%

Partnership's Ownership % in the Fund VI -
  Fund VII - Fund VIII Joint Venture                                35.3%           43.9%           35.3%

Cash Distribution to Partnership                                $ 79,250        $ 54,151        $172,938

Net Income Allocated to the
  Partnership                                                   $ 36,737        $ 18,643        $ 88,034



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

Since the building opened in May, 1996, comparative income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture decreased to 35.3% for 1997, as compared to 43.9% in 1996, due to additional funding by Wells Fund VIII.

 Tanglewood Commons / Fund VI - VII - VIII Joint Venture
 -------------------------------------------------------

                                                           Three Months Ended                 Five Months Ended
                                                      -----------------------------  -----------------------------------
                                                              June 30, 1997                     June 30, 1997
                                                      -----------------------------  -----------------------------------
Revenues:
  Rental income                                                           $160,049                             $209,583
  Interest income                                                            2,785                                6,385
                                                                          --------                             --------
                                                                           162,834                              215,968
                                                                          --------                             --------

Expenses:
  Depreciation                                                              51,145                               82,251
  Management & leasing expenses                                             10,173                               13,337
  Other operating expenses                                                  29,706                               51,612
                                                                          --------                             --------
                                                                            91,024                              147,200
                                                                          --------                             --------

Net income                                                                $ 71,810                             $ 68,768
                                                                          ========                             ========

Occupied %                                                                      78%                                  78%

Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                                               35.3%                                35.3%

Cash Distribution to Partnership                                          $ 26,649                             $ 36,859

Net (Loss) Allocated to the
  Partnership                                                             $ 25,343                             $ 24,236

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14,683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by the Partnership. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that Wells Fund VIII will fund approximately $700,000 needed to compete construction of Tanglewood Commons.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on February 26, 1997, on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

In February, 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February, 1997, comparable income and expense figures for the prior year are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.


Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                Three Months Ended                        Six Months Ended
                                      ---------------------------------------  --------------------------------------
                                         June 30, 1997       June 30, 1996        June 30, 1997       June 30, 1996
                                      -------------------  ------------------  -------------------  -----------------
Revenues:
  Rental income                                 $215,973            $223,987             $433,412           $446,608
  Interest income                                     19                  18                   37                 37
                                                --------            --------             --------           --------
                                                 215,992             224,005              433,449            446,645
Expenses:
  Depreciation                                   109,697             107,461              217,222            214,644
  Management & leasing expenses                   19,323              13,276               50,864             25,910
  Other operating expenses                        40,203              46,632               64,322             95,504
                                                --------            --------             --------           --------
                                                 169,223             167,369              332,408            336,058
                                                --------            --------             --------           --------

Net income                                      $ 46,769            $ 56,636             $101,041           $110,587
                                                ========            ========             ========           ========

Occupied %                                            92%                 95%                  92%                95%

Partnership's Ownership %                           10.7%               10.7%                10.7%              10.7%

Cash Distribution to Partnership                $ 16,592            $ 18,376             $ 36,163           $ 34,863

Net Income Allocated to the
  Partnership                                   $  5,008            $  6,065             $ 10,819           $ 11,842


Rental income decreased in 1997, over 1996, levels due to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND VI, L.P.
                                         (Registrant)


     Dated: August 8, 1997               By: /s/ Leo F. Wells, III
                                            ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.