Form 10-K/A
period 1996-12-31
WELLS REAL ESTATE FUND VI L P
filed 1997-09-15
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X]  Amendment No. 1 to Form 10-K

[_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended              December 31, 1996                 or
                         -------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                              --------------------------------------------------
Commission file number                          0-23656
                      ----------------------------------------------------------
                                                Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Georgia                                     58-2022628
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                   30092
--------------------------------------------            -------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class             Name of exchange on which registered
-------------------------------    ---------------------------------------------
     NONE                            NONE
-------------------------------    ---------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                                (Title of Class)
                                 CLASS B UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---
Aggregate market value of the voting stock held by non-affiliates:
                                                                  Not Applicable
                                                                  --------------

     The information contained in the Form 10-K of Wells Real Estate Fund VI dated December 31, 1996 (File No. 0-23656) is hereby amended to (i) include the financial statements for the Hartford Property which are contained on pages F-1 through F-9 of this Form 10-K/A and (ii) amend Item 14 of Part IV of the Form 10-K to list the additional financial statements filed in this Amendment.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Report on Form 8-K
--------------------------------------------------------------------------

     Paragraph (a)1. of Item 14 of Part IV of the Form 10-K of Wells Real Estate Fund VI dated December 31, 1996, is hereby amended and restated as follows:

"(a)1 Financial Statements

      Information with respect to this item is contained on Pages F-2 to F-42 of the Annual Report on Form 10-K dated December 31, 1996. See Index to Financial Statements on page F-1 of said Annual Report on Form 10-K.

      Additional financial statements for the Hartford Property are submitted at the end of this Amendment on Pages F-1 through F-9 of this Amendment to Form 10-K and are hereby incorporated herein by reference. The following Financial Statements are filed as a part of this Amendment:


                                                              Page
                                                              ----
       Independent Auditors' Report                            F-2
       Balance Sheets for the Hartford                         F-3
             Property dated December 31, 1996
             and 1995
       Statements of Income for the Hartford                   F-4
             Property for the years ended
             December 31, 1996, 1995 and 1994
       Statements of Partners' Capital for                     F-5
             the Hartford Property for the
             years ended December 31, 1996,
             1995 and 1994
       Statements of Cash Flow for the                         F-6
             Hartford Property for the years
             ended December 31, 1996, 1995 and
             1994
       Notes to Financial Statements                           F-7"


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of September, 1997

                                    Wells Real Estate Fund VI, L.P.
                                    (Registrant)




                                    By:  /s/ Leo F. Wells, III
                                         ------------------------------
                                         Leo F. Wells, III
                                         Individual General Partner and
                                         as President of Wells Capital,
                                         Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                Title
---------                -----



/s/ Leo F. Wells, III    Individual  General  Partner,      September 12, 1997
---------------------    President  and  Sole
Leo F. Wells, III        Director  of Wells  Capital,
                         Inc.,  the  Corporate
                         General Partner



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                  [LOGO OF ARTHUR ANDERSEN LLP APPEARS HERE]







                             The Hartford Building


         Financial Statements as of December 31, 1996, 1995, and 1994
                                 Together With
                               Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Partners of
Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:


We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Atlanta, Georgia                                /s/Arthur Andersen LLP
June 26, 1997

                             THE HARTFORD BUILDING

                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                    ASSETS
                                                        1996           1995
                                                     ----------     ----------
REAL ESTATE ASSETS:
 Land                                                $  528,042     $  528,042
 Building and improvements, less accumulated
  depreciation of $668,698 in 1996
  and $376,667 in 1995                                6,133,743      6,425,774
                                                     ----------     ----------
       Total real estate assets                       6,661,785      6,953,816

CASH                                                    157,443        183,695

DUE FROM AFFILIATES                                      11,767              0

ACCOUNTS RECEIVABLE                                      46,348         53,048
                                                     ----------     ----------
       Total assets                                  $6,877,343     $7,190,559
                                                     ==========     ==========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Payable to joint venture partners                   $  171,064     $  167,566
 Due to affiliates                                            0         18,251
                                                     ----------     ----------
       Total liabilities                                171,064        185,817
                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
PARTNERS' CAPITAL:
 Wells Real Estate Fund V, L.P.                       3,466,241      3,608,074
 Wells Real Estate Fund VI, L.P.                      3,240,038      3,396,668
                                                     ----------     ----------
       Total partners' capital                        6,706,279      7,004,742
                                                     ----------     ----------
       Total liabilities and partners' capital       $6,877,343     $7,190,559
                                                     ==========     ==========

     The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994




                                                       1996           1995          1994
                                                     --------      --------      --------
REVENUES:
     Rental income                                   $717,499      $717,499      $717,499
                                                     --------      --------      --------
EXPENSES:
     Depreciation                                     292,031       199,551       170,058
     Operating costs, net of reimbursements            10,494        14,612        42,598
     Management and leasing fees                       28,700        28,700        27,554
     Legal and accounting                               2,044         4,821        15,262
     Computer costs                                     1,410         1,749         2,676
                                                     --------      --------      --------
                                                      334,679       249,433       258,148
                                                     --------      --------      --------
NET INCOME                                           $382,820      $468,066      $459,351
                                                     ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL
  ESTATE FUND V, L.P.
                                                     $181,919      $227,788      $243,653
                                                     ========      ========      ========
NET INCOME ALLOCATED TO WELLS REAL
  ESTATE FUND VI, L.P.
                                                     $200,901      $240,278      $215,698
                                                     ========      ========      ========






         The accompanying notes are an integral part of these statements

                              The Hartford Building


                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994




                                       Wells Real         Wells Real         Total
                                         Estate             Estate          Partners'
                                      Fund V, L.P.       Fund VI, L.P.      Capital
                                      ------------       -------------     ----------
BALANCE, DECEMBER 31, 1993              $3,744,906        $3,551,652       $7,296,558

     Net income                            243,653           215,698          459,351
     Contributions                               0            26,867           26,867
     Distributions                        (280,678)         (291,372)        (572,050)
                                        ----------        ----------       ----------
BALANCE, DECEMBER 31, 1994               3,707,881         3,502,845        7,210,726

     Net income                            227,788           240,278          468,066
     Distributions                        (327,595)         (346,455)        (674,050)
                                        ----------        ----------       ----------
BALANCE, DECEMBER 31, 1995               3,608,074         3,396,668        7,004,742

     Net income                            181,919           200,901          382,820
     Distributions                        (323,752)         (357,531)        (681,283)
                                        ----------        ----------       ----------
BALANCE, DECEMBER 31, 1996              $3,466,241        $3,240,038       $6,706,279
                                        ==========        ==========       ==========



       The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                 1996           1995           1994
                                                               --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $382,820       $468,066       $459,351
                                                               --------       --------       --------
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                            292,031        199,551        170,058
        Changes in assets and liabilities:
           Accounts receivable                                    6,700          6,700        (59,749)
           Due to/from affiliates                               (30,018)        46,069        (27,818)
                                                               --------       --------       --------
             Total adjustments                                  268,713        252,320         82,491
                                                               --------       --------       --------
             Net cash provided by operating activities          651,533        720,386        541,842
                                                               --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                           0              0        (25,748)
                                                               --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from joint venture partners                           0              0         25,748
  Distributions to joint venture partners                      (677,785)      (668,436)      (410,097)
                                                               --------       --------       --------
             Net cash used in financing activities             (677,785)      (668,436)      (384,349)
                                                               --------       --------       --------
NET (DECREASE) INCREASE IN CASH                                 (26,252)        51,950        131,745
                                                               --------       --------       --------

CASH, BEGINNING OF YEAR                                         183,695        131,745              0
                                                               --------       --------       --------
CASH, END OF YEAR                                              $157,443       $183,695       $131,745
                                                               ========       ========       ========



        The accompanying notes are an integral part of these statements

                              THE HARTFORD BUILDING


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995, AND 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V owns 47%, 48%, and 52% of Hartford and Fund VI owns 53%, 52% and 48% of Hartford at December 31, 1996, 1995, and 1994, respectively. Allocation of net income
     (loss) and distributions are made in accordance with ownership percentages.

     Use of Estimates

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

     Income Taxes

     Hartford is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. Hartford adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of Hartford.



     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of the Hartford real estate assets as of December 31, 1996.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the real estate assets. Effective October 1, 1995, Hartford revised its estimate of the useful lives of buildings and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $29,487 in the fourth quarter of 1995 and $121,970 in the year ended December 31, 1996.

     Revenue Recognition

     The lease on the Hartford real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

2.   RENTAL INCOME

     The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1996 is as follows:


         Year ending December 31:
              1997                                         $  724,200
              1998                                            724,200
              1999                                            724,200
              2000                                            724,200
              2001                                            724,200
         Thereafter                                         1,388,050
                                                           ----------
                                                           $5,009,050
                                                           ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1996 and represents 100% of the future minimum rental income above.


3.   RELATED-PARTY TRANSACTIONS

     Hartford entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Hartford. In consideration for supervising the management of Hartford, Hartford will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross