Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND VI L P
filed 1997-11-12
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1997           or
                              --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------     ----------------

Commission file number                           0-23656
                       ---------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                          58-2022628
------------------------------        ---------------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)


 3885 Holcomb Bridge Road, Norcross, Georgia                   30092
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

                                    Form 10-Q
                                    ---------

                         Wells Real Estate Fund VI, L.P.
                         -------------------------------

                                      INDEX
                                      -----

                                                                                              Page No.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                Balance Sheets - September 30, 1997
                 and December 31, 1996 ..........................................................3

                Statements of Income for the Three Months and
                 Nine Months Ended September 30, 1997
                 and 1996 .......................................................................4

                Statement of Partners' Capital
                 for the Year Ended December 31, 1996,
                 and the Nine Months Ended September 30, 1997....................................5

                Statements of Cash Flows for the Nine Months
                 Ended September 30, 1997 and 1996...............................................6

                Condensed Notes to Financial Statements..........................................7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.......................................................................8


PART II. OTHER INFORMATION .....................................................................19

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                                 Balance Sheets


                    Assets                    September 30, 1997     December 31, 1996
                    ------                    ------------------     -----------------
Investment in joint ventures (Note 2)                $19,562,488           $19,930,833
Cash and cash equivalents                                404,304               589,082
Due from affiliates                                      405,458               335,878
Deferred project costs                                     6,627                14,157
Organization costs, less accumulated
  amortization of $28,125 in 1997 and
    $23,437 in 1996                                        3,125                 7,813
Prepaid expenses and other assets                            700                 2,400
                                                     -----------           -----------

          Total assets                               $20,382,702           $20,880,163
                                                     ===========           ===========


      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
  Accounts payable                                   $        18           $     4,500
  Partnership distribution payable                       399,874               330,572
                                                     -----------           -----------

        Total liabilities                                399,892               335,072
                                                     -----------           -----------

Partners' capital:
  Class A - 2,153,895 units outstanding               18,450,221            18,162,497
  Class B - 346,105 units outstanding                  1,532,589             2,382,594
                                                     -----------           -----------

        Total partners' capital                       19,982,810            20,545,091
                                                     -----------           -----------

          Total liabilities and partners' capital    $20,382,702           $20,880,163
                                                     ===========           ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Three Months Ended                    Nine Months Ended
                                                     ------------------                    -----------------
                                              Sept 30, 1997    Sept 30, 1996        Sept 30, 1997    Sept 30,1996
                                              -------------    -------------        -------------    ------------
Revenues:
         Interest income                      $      6,431     $     10,311         $     23,685     $    57,173
         Equity in income of joint ventures
                          (Note 2)                 215,860          150,203              606,551         413,468
                                              -------------    -------------        -------------    ------------
                                                   222,291          160,514              630,236         470,641
                                              -------------    -------------        -------------    ------------

Expenses:
         Legal and accounting                        1,483              763               16,587          20,850
         Computer costs                              3,069            1,403                7,213           3,315
         Partnership administration                  7,437           12,109               41,799          40,213
         Amortization of organization costs          1,562            1,562                4,687           4,687
                                              -------------    -------------        -------------    ------------
                                                    13,551           15,837               70,286          69,065
                                              -------------    -------------        -------------    ------------

         Net income                           $    208,740     $    144,677         $    559,950     $   401,576
                                              =============    =============        =============    ============

Net loss allocated to General Partners        $          0     $          0         $          0     $         0

Net income allocated to Class A Limited
         Partners                             $    432,467     $    358,439         $  1,196,452     $    876,111

Net loss allocated to Class B Limited
         Partners                             $   (223,727)    $   (213,762)        $   (636,502)    $   (474,535)

Net income per Class A Limited Partner
         Unit                                 $       0.20     $       0.17         $       0.56     $       0.42


Net loss per Class B Limited Partner Unit     $      (0.65)    $      (0.54)        $      (1.75)    $      (1.16)


Cash distribution per Class A Limited
         Partner Unit                         $       0.19     $       0.12         $       0.53     $       0.40

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997

                                                               Limited Partners
                                                               ----------------
                                                    Class A                          Class B                               Total
                                           --------------------------      --------------------------     General        Partners'
                                              Units        Amount             Units         Amount        Partners       Capital
                                              -----        ------             -----         ------        --------       -------
BALANCE, December 31, 1995                  2,048,356   $ 17,637,686         451,644    $  3,506,575    $          0   $ 21,144,261

 Net income(loss)                                   0      1,234,717               0        (645,664)              0        589,053
 Partnership distributions                          0     (1,188,223)              0               0               0     (1,188,223)
 Class B conversion elections                  64,901        478,317         (64,901)       (478,317)              0              0
                                            ---------     ----------      ----------       ---------       ---------     ----------
BALANCE, December 31, 1996                  2,113,257     18,162,497         386,743       2,382,594               0     20,545,091
                                            ---------     ----------      ----------       ---------       ---------     ----------
 Net income (loss)                                  0      1,196,452               0        (636,502)              0        559,950
 Partnership distributions                          0     (1,122,231)              0               0               0     (1,122,231)
 Class B conversion elections                  40,638        213,503         (40,638)       (213,503)              0              0
                                            ---------     ----------      ----------       ---------       ---------     ----------
BALANCE,September 30, 1997                  2,153,895   $ 18,450,221         346,105    $  1,532,589    $          0   $ 19,982,810
                                            =========     ==========      ==========       =========       =========     ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                       -----------------
                                                            Sept 30, 1997             Sept 30, 1996
                                                          ----------------          -----------------
Cash flow from operating activities:
Net income                                                  $    559,950               $    401,576

 Adjustments to reconcile net earnings to net
    cash used in operating activities:
       Equity in income of joint venture                        (606,551)                  (413,468)
       Amortization of organization costs                          4,687                      4,687
            Changes in assets and liabilities:
            Due from affiliates                                        0                      5,194
            Prepaids and  other assets                             1,700                      3,500

            Accounts payable                                      (4,482)                    (4,000)
                                                          --------------            ---------------
                Net cash used in
                    operating activities                         (44,696)                    (2,511)

Cash flow from investing activities:
          Distributions received from joint
                      ventures                                 1,094,566                    779,983
          Investment in joint ventures                          (181,719)                  (234,924)
                                                          --------------            ---------------

          Net cash provided by investing
                      activities                                 912,847                    545,059


Cash flow from financing activities:
       Partnership distributions paid                         (1,052,929)                  (922,962)

       Net decrease in cash and cash equivalents                (184,778)                  (380,414)

Cash and cash equivalents, beginning of year                     589,082                    967,347
                                                          --------------            ---------------


Cash and cash equivalents, end of period                   $     404,304             $      586,933
                                                          ==============            ===============

Supplemental schedule of noncash
investing activities-deferred project
costs applied to investing activities                      $       7,530             $       21,305
                                                          --------------            ---------------

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

    (a) General
    -----------

    The Partnership is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

    On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions from 2,500,000 Limited Partners Units, composed of 1,933,218 Class A and 566,782 Class B Limited Partnership Units.

    The Partnership owns interests in properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and;
(viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of September 30, 1997, the developed properties owned by the Partnership were 93% occupied, as compared to 92% occupied as of September 30, 1996.

Gross revenues of the Partnership were $630,236 for the nine months ended September 30, 1997, as compared to $470,641 for the same period in 1996. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $70,286 for the nine months ended September 30, 1997, as compared to $69,065 for the same period in 1996. The increase in expenses for 1997, as compared to 1996, was primarily due to increased expenditures in partnership administration and computer costs offset partially by decreased accounting and legal fees.

Net income of the Partnership was $559,950 for the nine months ended September 30, 1997, as compared to $401,576 for the same period in 1996. The increase in net income for 1997 from 1996 is due primarily to increased revenues offset partially by increased expenses as noted in the prior paragraphs.

Net cash used in operating activities increased from $2,511 in 1996 to $44,696 in 1997. This increase was due primarily to decreased interest income in net earnings. Net cash provided by investing activities increased for the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to an increase in distributions received from joint ventures. Increased distributions received from the joint ventures was offset by increased Partnership distributions paid. These changes produced decreased cash and cash equivalents of $380,414 and $184,778 at September 30, 1996 and 1997, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.19 for the three months ended September 30, 1997 as compared to $.12 per Class A Unit for the same period in 1996. No cash distributions of investment income were made to Limited Partners holding Class B Units or to the General Partners.

The Partnership's distributions paid through the third quarter of 1997, have been paid from cash flow from operations and distributions received from its equity investments in joint ventures, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' contributions. It is anticipated that the Partnership will contribute approximately $85,000 to the Fund V - Fund VI Joint Venture for the completion of the Stockbridge Village II Property, from Limited Partners' remaining contributions.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in a material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Since properties are acquired on all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following operational properties

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                   Three Months Ended                     Nine Months Ended
                                                   ------------------                     -----------------
                                          Sept 30, 1997        Sept 30, 1996      Sept 30, 1997        Sept 30, 1996
                                          -------------        -------------      -------------        -------------
Revenues:
Rental Income                                 $ 179,374            $ 179,374          $ 538,124            $ 538,124


Expenses:
  Depreciation                                   73,005               73,008            219,015              219,024
  Management & leasing expenses                   7,772                7,175             23,014               21,525
  Other operating expenses                       (3,393)               3,380            (15,821)              11,204
                                              ---------            ---------          ---------            ---------
                                                 77,384               83,563            226,208              251,753
                                              ---------            ---------          ---------            ---------

Net income                                    $ 101,990            $  95,811          $ 311,916            $ 286,371
                                              =========            =========          =========            =========

Occupied %                                          100%                 100%               100%                 100%


Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                   53.5%                52.5%              53.5%                52.5%


Cash Distribution to Partnership              $  94,382            $  89,478          $ 284,409            $ 267,670


Net Income Allocated to the
  Partnership                                 $  54,505            $  50,302          $ 165,539            $ 150,235

Net income increased and expenses decreased in 1997 as compared to 1996 due primarily to an insurance reimbursement from the tenant for prior year's expenses.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 52.5% in 1996, to 53.5% in 1997, due to additional fundings by the Partnership in 1997 which increased the Partnership's ownership interest and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------


                                                       Three Months Ended                       Nine Months Ended
                                                       ------------------                       -----------------
                                               Sept 30, 1997      Sept 30, 1996       Sept 30, 1997       Sept 30, 1996
                                               -------------      -------------       -------------       -------------
Revenues:
Rental Income                                     $  55,886          $  50,056           $ 175,164          $  146,573


Expenses:
  Depreciation                                       24,580             19,811              68,272              59,333

  Management & leasing expenses                      11,860              4,549              23,214              14,528

  Other operating expenses                           21,522             24,862             113,768              63,660
                                                  ---------          ---------           ---------           ---------
                                                     57,962             49,222             205,254             137,521
                                                  ---------          ---------           ---------           ---------

Net (loss) income                                 $  (2,076)         $     834           $ (30,090)         $    9,052
                                                  =========          =========           =========          ==========

Occupied %                                               73%                61%                 73%                61%

Partnership's Ownership % in the
  Fund V-Fund VI Joint Venture                         53.5%              52.5%               53.5%              52.5%

Cash Distribution to Partnership                  $  11,603          $  10,026           $  17,551          $  31,920

Net(Loss)Income Allocated to
the Partnership                                   $  (1,107)         $     433           $ (15,979)         $   4,743


Rental income increased in 1997, as compared to the same period in 1996, due primarily to two new tenants occupying 6,049 square feet in 1997. Net income has decreased in 1997, as compared to 1996, due primarily to a bad debt reserve for Glenn's Open Pit Bar-B-Que which has vacated 4,303 square feet of space as of April 1, 1997. The receivable from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease the space.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.5% for 1997, as compared to 52.5% in 1996, due to additional fundings by the Partnership to Stockbridge Village II which increased the Partnership's ownership interest and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                         Three Months Ended                      Nine Months Ended
                                                         ------------------                      -----------------
                                               Sept 30, 1997       Sept 30, 1996       Sept 30, 1997        Sept 30, 1996
                                               -------------       -------------       -------------        -------------
Revenues:
Rental Income                                      $242,754            $242,755            $725,465            $728,263

Expenses:
  Depreciation                                       87,647              87,647             262,939             262,939
  Management & leasing expenses                       9,889               9,710              29,781              29,130
  Other operating expenses                            3,174               1,531               7,937              10,381
                                                   --------            --------            --------            --------
                                                    100,710              98,888             300,657             302,450
                                                   --------            --------            --------            --------

Net income                                         $142,044            $143,867            $424,808            $425,813
                                                   ========            ========            ========            ========

Occupied %                                              100%                100%                100%                100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                          41.8%               41.8%               41.8%               41.8%

Cash Distribution to Partnership                   $ 97,056            $ 90,716            $291,832            $269,728

Net Income Allocated to the
  Partnership                                      $ 59,417            $ 60,180            $177,697            $178,117

Rental income remained relatively stable for the nine months ended September 30, 1997, compared to the same period of 1996. A small increase in management and leasing fees was offset by a decrease in operating expenses, primarily accounting and administrative fees. Cash distributions to the Partnership increased for the nine months ended September 30, 1997, compared to 1996, due to the scheduled increase in rent which became effective January 1, 1997.

Stockbridge Village III / Fund VI - Fund VII Joint Venture
----------------------------------------------------------

                                                     Three Months Ended                  Nine Months Ended
                                                     ------------------                  -----------------
                                         Sept 30, 1997       Sept 30, 1996       Sept 30, 1997         Sept 30, 1996
                                         -------------       -------------       -------------         -------------
Revenues:
Rental Income                               $  71,127           $  68,558           $ 211,088            $ 187,790

Expenses:
  Depreciation                                 21,452              21,400              64,355               63,078
  Management & leasing expenses                 6,730              16,387              22,712               37,273
  Other operating expenses                      2,891               8,696              (2,467)              44,551
                                            ---------           ---------           ---------            ---------
                                               31,073              46,483              84,600              144,902
                                            ---------           ---------           ---------            ---------
Net income                                  $  40,054           $  22,075           $ 126,488            $  42,888
                                            =========           =========           =========            =========

Occupied %                                         87%                 87%                 87%                  87%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture               42.7%               42.8%               42.7%                42.8%

Cash Distribution to Partnership            $  26,538           $  23,122           $  81,640            $  45,004

Net Income Allocated to the
  Partnership                               $  17,127           $   9,443           $  54,094            $  18,392


Rental income increased in 1997, as compared to 1996, due to an adjustment to straight line rent in 1997 regarding 1996. Net income increased for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to the increased rental income and decreased expenses as a result of timing differences in the billing of tenant CAM charges.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture decreased to 42.7% for 1997, as compared to 42.8% in 1996, due to additional funding by Wells Fund VII in 1997.

Holcomb Bridge Road Project / Fund II, III, VI,VII Joint Venture
----------------------------------------------------------------


                                                      Three Months Ended         Nine Months Ended  Six Months Ended
                                                      ------------------         -----------------  -----------------
                                                  Sept 30, 1997  Sept 30, 1996     Sept 30, 1997      Sept 30, 1996
                                                  -------------  -------------     -------------      -------------
Revenues:
Rental income                                        $ 181,877      $  82,869         $ 477,974         $ 136,044


Expenses:
  Depreciation                                          84,509         54,939           220,621           138,881
  Management & leasing expenses                         26,156          8,530            69,219            14,610
  Other operating expenses                              48,870         22,279            92,810            70,012
                                                     ---------      ---------         ---------         ---------
                                                       159,535         85,748           382,650           223,503
                                                     ---------      ---------         ---------         ---------

Net income (loss)                                    $  22,342      $  (2,879)        $  95,324         $ (87,459)
                                                     =========      =========         =========         =========


Occupied %                                               87.1%           53.6%             87.1%             53.6%


Partnership's Ownership % in the Fund II,
   III, VI, VII Joint Venture                            26.0%           26.0%             26.0%             26.0%


Cash Distribution to Partnership                     $  24,703      $   6,426         $  79,871         $   6,.426


Net Income (Loss) Allocated to the
  Partnership                                        $   5,813      $    (898)        $  24,803         $  (18,075)


In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet of space. Approximately 3,500 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 2,900 square feet.

As of September 30, 1997, thirteen tenants are occupying approximately 43,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses increased for the three month period ended September 30, 1997, as compared to September 30, 1996, due to increased occupancy at the property. Increases in revenues, expenses and net income for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, are also due to increased occupancy at the property.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------


                                                       Three Months Ended            Nine Months Ended  Six Months Ended
                                                       ------------------            -----------------  ----------------
                                                  Sept 30, 1997    Sept 30, 1996       Sept 30, 1997     Sept 30, 1996
                                                  -------------    -------------       -------------     -------------
Revenues:
Rental income                                        $  53,719         $   5,994          $ 125,603         $   7,003

Expenses:
  Depreciation                                          29,297            19,107             75,425            31,845
  Management & leasing expenses                          7,223               822             15,709               977
  Other operating expenses                               6,066             9,037             29,879            15,713
                                                     ---------         ---------          ---------         ---------
                                                        42,586            28,966            121,013            48,535
                                                     ---------         ---------          ---------         ---------

Net income (loss)                                    $  11,133         $ (22,972)         $   4,590         $ (41,532)
                                                     =========         =========          =========         =========

Occupied %                                                  81%               19%                81%               19%

Partnership's Ownership % in the Fund VI-
   Fund VII Joint Venture                                 42.7%             42.8%              42.7%             42.8%

Cash Distribution to Partnership                     $  16,314         $       0          $  28,045         $       0

Net Income (Loss) Allocated to the
  Partnership                                        $   4,759         $  (9,829)         $   1,961         $ (17,790)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996. Cici's Pizza occupies a 4,000 square foot restaurant. Nine additional tenants are occupying an additional 14,400 square feet at the property as of September 30, 1997. Negotiations are being conducted to lease the remaining space.

It is anticipated that no additional funding by the Partnership or Wells Fund VII will be required to complete tenant buildout.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture decreased to 42.7% for 1997, as compared to 42.8% in 1996, due to additional funding by Wells Fund VII in 1997.

BellSouth Property / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------


                                                             Three Months Ended          Nine Months Ended   Five Months Ended
                                                             ------------------          -----------------   -----------------
                                                     Sept 30, 1997      Sept 30, 1996      Sept 30, 1997       Sept 30, 1996
                                                     -------------      -------------      -------------       -------------
Revenues:
 Rental income                                         $  350,461         $  364,732         $1,137,024         $  511,472
 Interest income                                            2,097              1,366              6,114             58,000
                                                       ----------         ----------         ----------         ----------
                                                          352,558            366,098          1,143,138            569,472
                                                       ----------         ----------         ----------         ----------

Expenses:
  Depreciation                                            110,889            109,116            332,667            186,092
  Management & leasing expenses                            47,095             39,597            143,554             57,525
  Other operating expenses                                 85,739            147,446            312,986            213,407
                                                       ----------         ----------         ----------         ----------
                                                          243,723            296,159            789,207            457,024
                                                       ----------         ----------         ----------         ----------

Net income                                             $  108,835         $   69,939         $  353,931         $  112,448
                                                       ==========         ==========         ==========         ==========

Occupied %                                                    100%                96%               100%                96%

Partnership's Ownership % in the Fund VI-
   Fund VII - Fund VIII Joint Venture                        34.3%              39.2%              34.3%              39.2%

Cash Distribution to Partnership                       $   80,100         $   25,820         $  253,038         $   79,971

Net Income Allocated to the Partnership                $   38,005         $   28,857         $  126,039         $   47,500

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

Since the building opened in May, 1996, comparative year-to-date income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture decreased to 34.3% for 1997, as compared to 39.2% in 1996, due to additional funding by Wells Fund VIII in 1997.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------


                                                   Three Months Ended  Eight Months Ended
                                                   ------------------  ------------------
                                                      Sept 30, 1997       Sept 30, 1997
                                                      -------------       -------------
Revenues:
  Rental income                                          $172,682            $382,265
  Interest income                                           3,890              10,275
                                                         --------            --------
                                                          176,572             392,540
                                                         --------            --------

Expenses:
  Depreciation                                             53,435             135,686
  Management & leasing expenses                            13,390              26,727
  Other operating expenses                                 20,740              72,352
                                                         --------            --------
                                                           87,565             234,765
                                                         --------            --------

Net income                                               $ 89,007            $157,775
                                                         ========            ========

Occupied %                                                     78%                 78%

Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                              34.3%               34.3%

Cash Distribution to Partnership                         $ 46,261            $ 83,120

Net Income Allocated to the
  Partnership                                            $ 31,038            $ 55,274

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by the Partnership. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that Wells Fund VIII will fund approximately $200,000 needed to compete contruction of Tanglewood Commons.

A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for the prior year are not available.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                   Three Months Ended                     Nine Months Ended
                                                   ------------------                     -----------------
                                         Sept 30, 1997       Sept 30, 1996       Sept 30, 1997       Sept 30, 1996
                                         -------------       -------------       -------------       -------------
Revenues:
  Rental income                              $215,367            $219,956            $648,779            $666,564
  Interest income                                  10                  18                  47                  55
                                             --------            --------            --------            --------
                                              215,377             219,974             648,826             666,619
                                             --------            --------            --------            --------
Expenses:
  Depreciation                                110,037             107,607             327,259             322,251
  Management & leasing expenses                 7,017              12,101              57,881              38,011
  Other operating expenses                     39,455              38,084             103,777             133,588
                                             --------            --------            --------            --------
                                              156,509             157,792             488,917             493,850
                                             --------            --------            --------            --------

Net income                                   $ 58,868            $ 62,182            $159,909            $172,769
                                             ========            ========            ========            ========

Occupied %                                         93%                 95%                 93%
                                                                                                               95%
Partnership's Ownership %                        10.7%               10.7%               10.7%               10.7%

Cash Distribution to Partnership             $  8,475            $ 18,722            $ 44,638            $ 53,585

Net Income Allocated to the
  Partnership                                $  6,304            $  6,658            $ 17,123            $ 18,500

Rental income decreased in 1997, as compared to 1996 levels, due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to the one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

PART II - OTHER INFORMATION
---------------------------

         ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND VI, L.P.
                                        (Registrant)


         Dated: November 10, 1997   By: /s/ Leo F. Wells, III
                                        ---------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.