Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND VI L P
filed 1998-03-25
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1997           or
                          ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                                to
                               ------------------------------    ------------------------------------
Commission file number         0-23656
                        -----------------------------------------------------------------------------
                                     Wells Real Estate Fund VI, L. P
-----------------------------------------------------------------------------------------------------
                          (Exact name of registrant as specified in its charter)
                Georgia                                                     58-2022628
-------------------------------------------                   ---------------------------------------
     (State or other jurisdiction of                          (I.R.S. Employer Identification Number)
      incorporation or organization)

  3885 Holcomb Bridge Road
  Norcross, Georgia                                                            30092
-------------------------------------------                  ----------------------------------------
 (Address of Principal executive offices)                                   (Zip code)

Registrant's telephone number, including area code                        (770) 449-7800
                                                                          ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                                   Name of exchange on which registered
-------------------------------------------                  ----------------------------------------
                None                                                            None
------------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                Class A Unit
------------------------------------------------------------------------------------------------------
                                              (Title of Class)

                                                Class B Unit
------------------------------------------------------------------------------------------------------
                                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

    Aggregate market value of the voting stock held by non-affiliates:   Not Applicable
                                                                       ------------------------------

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
-----------------

GENERAL

Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgian non-public limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the "Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Project") which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") which is owned by the Fund VI, VII, VIII Joint Venture; (viii) a shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which is owned by the Fund VI, VII, VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole General Partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 94% occupied, as compared to 93% as of December 31, 1996, 94% as of December 31, 1995, and 100% as of December 31, 1994 and 1993.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                            PARTNERSHIPS
YEAR OF         NUMBER OF                   ANNUALIZED        SHARE OF      PERCENTAGE OF     PERCENTAGE OF
LEASE            LEASES       SQUARE        GROSS BASE       ANNUALIZED      TOTAL SQUARE    TOTAL ANNUALIZED
EXPIRATION      EXPIRING   FEET EXPIRING     RENT(1)     GROSS BASE RENT(1)  FEET EXPIRING      BASE RENT
----------      ---------  -------------   -----------   ------------------  -------------   ----------------

  1998              3          4,200           45,997              4,922           1.1%               0.9%
  1999             10         15,847          201,651             55,322           4.2%               3.7%
  2000              7         17,473          263,231             71,584           4.7%               4.9%
  2001             11         41,769          685,492            220,283          11.1%              12.7%
  2002             20         38,083          594,143            178,003          10.1%              11.0%
  2003 (2)          3         73,450          756,319            397,158          19.6%              14.1%
  2004              2         11,000          216,648             99,136           2.9%               4.0%
  2005              2          9,932          188,676             80,257           2.6%               3.5%
  2006 (3)          5        160,328        2,380,107            900,428          42.7%              44.3%
  2007              1          3,600           46,793              5,007           1.0%               0.9%
----------         --        -------       ----------         ----------         ------             ------
                   64        375,682       $5,379,057         $2,012,100         100.0%             100.0%

---------------
(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of Hartford Fire Insurance Company lease.

(3) Expiration of Marathon lease of 76,000 square feet and BellSouth lease of 69,424 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

FUND V - FUND VI JOINT VENTURE
------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed approximately $5,311,505, and Wells Fund V had contributed approximately $4,544,601 to the Fund V - Fund VI Joint Venture. The Partnership holds an approximately 53% equity interest, and Wells Fund V currently holds an approximately 47% equity interest in the Fund V - Fund VI Joint Venture. It is anticipated that the Partnership will fund an additional $60,000 toward the completion of the Stockbridge Village II Project, at which time it is anticipated that the Partnership will hold an approximate 54% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

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

The occupancy rate at the Hartford Building was 100% as of years ended December 31, 1997, 1996, 1995 and 1994. The average effective annual rental per square foot at the Hartford Building is $10.11 for 1997, 1996, 1995 and 1994, the first year of ownership.


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

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995 and vacated in April 1997 owing substantial rent. The receivable from Glenn's has been collected in December 1997.

The total cost to complete the second building in Stockbridge Village II is currently anticipated to be approximately $2,974,000. As of December 31, 1997, the Partnership contributed $1,878,798, and Wells Fund V contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of the Stockbridge Village II Project. As set forth above, it is currently anticipated that the remaining cost of approximately $60,000 will be contributed by the Partnership.

The occupancy rate at the Stockbridge Village II Project was 72% at year end 1997 and 61% as of the years ended December 31, 1996 and 1995. The average effective annual rental per square foot at the Stockbridge Village II Project is $14.88 for 1997, $12.43 for 1996 and $10.41 for 1995, the first year of occupancy.


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

The occupancy rate at the Marathon Building was 100% for the years ended 1997, 1996, 1995, and the last three and a half months of 1994. The average effective annual rental per square foot in the Marathon Building is $12.74 for 1997 and $12.78 for 1996, 1995 and 1994, the first year of ownership.

FUND VI - FUND VII JOINT VENTURE
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of December 31, 1997, the Partnership contributed $2,483,285, including its cost to acquire land, and Wells Fund VII contributed $3,367,483 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of December 31, 1997, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 42.5%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 57.5%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

As of December 31, 1997, the Partnership had contributed $1,033,285, and Wells Fund VII contributed $1,917,483 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. As of December 31, 1997, the Partnership's equity interest in the Fund VI-Fund VII Joint Venture was approximately 42.5%, and Wells Fund VII's equity interest in the Fund VI-Fund VII Joint Venture was approximately 57.5%.

The occupancy rate at the Stockbridge Village III Project was 100% for the year ended 1997, 87% at year end 1996 and 71% at year end 1995. The average effective annual rental per square foot at the Stockbridge Village III Project was $15.67 for 1997, $14.15 for 1996 and $4.85 for the partial year of occupancy in 1995.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet.
Construction was substantially complete in April, 1996 with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the CiCi's lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Ten additional tenants have occupied 17,600 square feet at the property in 1996 and 1997. Negotiations are being conducted to lease the remaining space.

As of December 31, 1997, the Partnership contributed a total of $1,450,000, and Wells Fund VII contributed a total of $1,450,000, for a total cost of approximately $2,900,000 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village I Expansion was 74% at year end 1997 and 36% at year end 1996, the first year of occupancy. The average effective annual rental per square foot was $6.82 for 1997 and $2.69 for 1996.


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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development has been substantially completed on two buildings containing a total of approximately 49,500 square feet. Fourteen tenants occupied the 880 Holcomb Bridge property as of December 31, 1997 for an occupancy rate of 94% at year end 1997. The average effective annual rental was $13.71 for 1997 and $9.87 per square foot for 1996.

As of December 31, 1997, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 24.2%, the Partnership contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII contributed $3,335,121 for an equity interest of approximately 48.9%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000,excluding land. Capital contributions of $66,000 for the remaining investment will be funded from reserves held by the Partnership and Wells Fund VII. The Partnership and Wells Fund VII have reserved sufficient funds for this purpose.

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership contributed approximately $6,067,688 for an approximately 34.3% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1997, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.


BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December 1996. The land purchase and construction costs, totalling approximately $9,000,000, were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VII and $2,000,000 by the Wells Fund VIII.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five years at the then market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their shares of operating expenses during their respective lease terms.

The average effective annual rental per square foot at the BellSouth Property was $16.40 at year end 1997 and $14.15 at year end 1996, the first year of occupancy. The occupancy rate at year end was 100% for 1997 and 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four l which have been graded and will be held for future development or resale. As of December 31, 1997, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997.

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

The occupancy rate at Tanglewood Commons was 86% at year end 1997. The average effective annual rental per square foot at Tanglewood Commons was $8.36 for 1997, the first year of occupancy.

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

As of December 31, 1997, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I-II-l-VI-VII Joint Venture. As of December 31, 1997, the equity interest in the Fund I - II - II-OW - VI - VII Joint Venture were as follows:
Wells Fund I 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VII 11% and the Partnership 11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1997, the Cherokee Project was approximately 94% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at year end for the Cherokee Property was 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993. The average effective annual rental per square foot at the Cherokee Property was $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994 and $6.47 for 1993.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 28, 1998, the Partnership had 2,158,895 outstanding Class A Units held by a total of 1,609 Limited Partners and 341,105 outstanding Class B Units held by a total of 198 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1997, to be $10.91 per unit based on market conditions existing in early December 1997. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A units) until they have received 10% of their adjusted capital contributions. "Net Cash From Operations" means Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distribution has been made to the General Partner as of December 31, 1997.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during the two most recent fiscal years were as follows:


                                               PER CLASS A UNIT
                                           -----------------------
         DISTRIBUTIONS FOR     TOTAL CASH   INVESTMENT   RETURN OF
           QUARTER ENDED      DISTRIBUTION    INCOME      CAPITAL
         ------------------   ------------  ----------   ---------
          March 31, 1996        $311,988       $0.15       $0.00
          June 30, 1996         $282,512       $0.14       $0.00
          Sept. 30, 1996        $262,551       $0.12       $0.00
          Dec. 31, 1996         $358,606       $0.16       $0.00
          March 31, 1997        $359,617       $0.17       $0.00
          June 30, 1997         $362,741       $0.17       $0.00
          Sept. 30, 1997        $399,873       $0.19       $0.00
          Dec. 31, 1997         $432,841       $0.20       $0.00


Fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to the limited partners holding Class A Units until February 1998. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 1998, at a level at least comparable with 1997 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1997, 1996, 1995 and 1994 and the nine months ended December 31, 1993.

The Partnership which began on April 5, 1993 did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units in May, 1993.

                                           1997              1996              1995              1994              1993
                                       -----------       -----------       -----------       -----------       -----------
Total assets                           $20,218,514       $20,880,163       $21,476,126       $21,837,180       $11,191,023
Total revenues                             884,802           675,782         1,002,567           819,535            82,723
Net income                                 795,654           589,053           901,828           700,896            31,428
Net income/(loss) allocated
  to General Partners                            0                 0            (1,828)            1,409               (81)
Net income allocated to
  Class A Limited Partners               1,677,826         1,234,717         1,172,944           762,218            39,551
Net loss allocated to
  Class B Limited Partners                (882,172)         (645,664)         (269,288)          (62,731)           (8,042)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                          .78               .59               .57               .43               .01
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                        (2.47)            (1.60)             (.60)             (.12)             (.01)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
Investment Income                              .73               .57               .62               .32               .00
Return of Capital                              .00               .00               .00               .00               .00

---------------
(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
--------------------

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

GENERAL

Gross revenues of the Partnership were $884,802 for the fiscal year ended December 31, 1997, as compared to $675,782 for the fiscal year ended December 31, 1996, and $1,002,567 for the fiscal year ended December 31, 1995. The decrease for 1996 as compared to 1995 was due primarily to decreased interest income and decreased income from joint ventures due to the changes in depreciation discussed below. The increase for 1997 over 1996 was due primarily to increased income from joint ventures partially offset by a decrease in interest income. This net increase in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest. Depreciation expense increased for the joint ventures from 1995 to 1996 and 1997 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years which became effective in the fourth quarter of 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Expenses of the Partnership were $89,148 for 1997, as compared to $86,729 for 1996 and $100,739 for 1995. The decrease in expenses for 1997 and 1996 as compared to 1995 was primarily due to decreased partnership administration expenses.

Net income of the Partnership was $795,654 for the fiscal year ended December 31, 1997, as compared to $589,053 for the fiscal year ended December 31, 1996, and $901,828 for the year ended December 31, 1995. The increase in net income for 1997 over 1996 is due primarily to increased earning from joint ventures. The decrease in net income for 1996 over 1995 is due primarily to decreased income from joint ventures and decreased interest earned offset partially by decreased expenses.

The Partnership made cash distributions to the limited partners holding Class A Units of $.73 for fiscal year 1997 as compared to $.57 per Class A Unit for fiscal year 1996 and $.62 for fiscal year 1995. The General Partners anticipate distributions per Unit will continue to increase for limited partners holding Class A Units in 1998. Distributions accrued for the fourth quarter of 1997 to the limited partners holding Class A Units were paid in February, 1998. No cash distributions were made to limited partners holding Class B Units.

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

PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's ownership interest in Fund I,II,II-OW, VI and VII Joint Venture was 10.7%, in Fund II,III, VI and VII Joint Venture was 26.9%, in Fund V and VI Joint Venture was 53.5%, in Fund V,VI, and VII Joint Venture was 41.8%, in Fund VI and VII Joint Venture was 42.5% and in Fund VI,VII and VIII Joint Venture was 34.3%.

As of December 31, 1997, the Partnership owned interests through interests in joint ventures in the following operational properties:




             [The Remainder of this page left intentionally blank]
             -----------------------------------------------------

THE HARTFORD BUILDING - FUND V - FUND VI JOINT VENTURE
------------------------------------------------------

                                                      FOR THE YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                            1997                  1996                  1995
                                        -----------            ----------           ----------
Revenues:
Rental income                             $717,499              $717,499              $717,499
                                          --------              --------              --------
Expenses
  Depreciation                             292,031               292,031               199,551
  Management & leasing expenses             30,189                28,700                28,700
  Other operating expenses                  (9,983)               13,948                21,182
                                          --------              --------              --------
                                           312,237               334,679               249,433
                                          --------              --------              --------

Net income                                $405,262              $382,820              $468,066
                                          ========              ========              ========

Occupied %                                     100%                  100%                  100%
Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                 53.5%                 52.5%                 52.4%

Cash Distribution to the Partnership      $374,219              $357,530              $346,456
Net Income Allocated to the
  Partnership                             $215,449              $200,900              $240,278


Net income increased and expenses decreased in 1997, as compared to 1996, due primarily to an insurance reimbursement from the tenant for prior year's expenses. Net income decreased and expenses increased in 1996 over 1995 due primarily to increased depreciation expenses as a result of the change in estimated useful lives of buildings and improvements, which became effective in the fourth quarter of 1995, as previously discussed under the "General " section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership in the Fund V-Fund VI Joint Venture increased from 52.4% in 1995, to 52.5% in 1996 and to 53.5% in 1997 due to additional fundings by the Partnership, which increased its ownership interest and decreased the Wells Fund V's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions increased from 1997 as compared to 1996 and 1995. Net income allocated to the Partnership decreased in 1996 as compared to 1995 due to increased depreciation expenses but increased in 1997, as compared to 1996, due to decreased expenses and increased ownership in the Fund V-Fund VI Joint Venture as discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of The Hartford Building, refer to the Financial Statements, as of December 31, 1997, 1996, 1995, regarding The Hartford Building commencing at page F-43 of this Annual Report on Form 10-K.



STOCKBRIDGE VILLAGE II - FUND V - FUND VI JOINT VENTURE
-------------------------------------------------------

                                                      FOR THE YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                            1997                  1996                  1995
                                        -----------            ----------           ----------
Revenues:
Rental income                             $235,508              $196,629              $166,033
                                          --------              --------              --------
Expenses
  Depreciation                              96,357                79,239                43,588
  Management & leasing expenses             35,423                19,786                16,136
  Other operating expenses                  62,725                90,216                43,099
                                          --------              --------              --------
                                           194,505               189,241               102,823
                                          --------              --------              --------

Net income                                $ 41,003              $  7,388              $ 63,210
                                          ========              ========              ========

Occupied %                                      72%                   61%                   61%
Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture                 53.5%                 52.5%                 52.4%

Cash Distribution to the Partnership      $ 69,719              $ 37,193              $ 35,490
Net Income Allocated to the
  Partnership                             $ 22,033              $  3,519              $ 30,555

The Stockbridge Village II Project, consists of two retail buildings which contain a total of approximately 15,950 square feet. The first building containing 5,400 square feet was completed in November, 1994 and occupied by Apple Restaurants, Inc. in December, 1994, resulting in 100% occupancy as of December 31, 1994. The second building containing 10,550 square feet opened in June, 1995. Glenn's Open Pit Bar-B-Que leased 4,303 square feet beginning in July, 1995. 6,049 additional square feet have been leased in the second building in 1997. Glenn's has vacated its space in April, 1997 owing substantial rent. The related receivable was collected in December, 1997.

Rental income and management and leasing expenses are greater in 1997, as compared to 1996 and 1995, due to the increased lease up of the project. Operating expenses for 1997, have decreased from 1996 levels due primarily to a bad debt recovery in 1997, on the Glenn's space.

In 1997, 1996 and 1995, there were increases in depreciation expense due to increased new tenant occupancy and the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.5% in 1997 from 52.5% for 1996 and 52.4% in 1995 due to additional investments by the Partnership which increased its ownership interest and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $25,491 for 1997, $22,835 for 1996 and $19,924 for 1995.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

THE MARATHON BUILDING/FUND V-VI-VII JOINT VENTURE
-------------------------------------------------


                                                      For the Year Ended December 31
                                        ------------------------------------------------------
                                            1997                  1996                  1995
                                        -----------            ----------           ----------
Revenues:
Rental income                             $968,219               $971,017             $971,017

Expenses:
  Depreciation                             350,585                350,585              243,428
  Management & leasing expenses             39,671                 38,841               38,841
  Other operating expenses                  11,905                 14,636               25,557
                                          --------               --------             --------
                                           402,161                404,062              307,826
                                          --------               --------             --------

Net income                                $566,058               $566,955             $663,191
                                          ========               ========             ========

Occupied %                                     100%                   100%                 100%
Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture                  41.8%                  41.8%                41.8%

Cash Distribution to the Partnership      $388,557               $359,305             $354,736
Net Income Allocated to the
  Partnership                             $236,782               $237,157             $277,413

Rental income remained relatively stable in 1997, 1996 and 1995. Net income was lower 1997 and 1996 than in 1995, due primarily to increases in depreciation expenses as a result of the change in estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".

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

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                                                                    8 Months Ended
                                            For the Year Ended December 31,          December 31,
                                           -----------------------------------     ----------------
                                                1997                  1996                1995
                                           -------------          ------------     ----------------
Revenues:
  Rental income                              $285,256               $257,571             $88,239

Expenses:
  Depreciation                                 86,626                 84,642              28,273
  Management and leasing expenses              30,722                 51,107               8,999
  Other operating expenses                     22,501                 59,168              43,082
                                             --------               --------             -------
                                              139,849                194,917              80,354
                                             --------               --------             -------

Net income                                   $145,407               $ 62,654             $ 7,885
                                             ========               ========             =======

Occupied %                                        100%                    87%                 71%
Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture               42.5%                  42.8%               43.9%

Cash Distribution to the Partnership         $ 99,789               $ 65,756             $     0

Net Income Allocation to the Partnership     $ 62,151               $ 26,845             $ 4,107


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

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. The remaining 8,268 square feet were fully occupied as of December 31, 1997.

The Stockbridge Village III Project incurred $25,009 for 1997, $23,026 for 1996 and $13,368 for 1995 in property taxes.

The Partnership has an equity interest of 42.5% in the Stockbridge Village III property through its ownership in the Fund VI - Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                                      Year Ended              Nine Months Ended
                                                   December 31, 1997          December 31, 1996
                                                   -----------------          -----------------
Revenues:
  Rental income                                        $199,090                      $ 59,006

Expenses:
  Depreciation                                          111,990                        52,780
  Management & leasing expenses                          25,268                         3,238
  Other operating expenses                               38,757                        28,810
                                                       --------                      --------
                                                        176,015                        84,828
                                                       --------                      --------
Net income (loss)                                      $ 23,075                      $(25,822)
                                                       ========                      ========

Occupied %                                                   74%                           36%
Partnership's Ownership % in the Fund VI -
 Fund VII Joint Venture                                    42.5%                         42.8%

Cash Distribution to Partnership                       $ 48,829                      $      0
Net Income (Loss) Allocated to the
      Partnership                                      $  9,832                      $(11,070)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza leasing a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1997. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Ten additional tenants have occupied 17,600 square feet at the property as of December 31, 1997. Negotiations are being conducted to lease the remaining space.

Since this property opened in 1996, comparable financial information for prior years is not available. The Stockbridge Village I Expansion incurred property taxes of $25,608 for 1997 and $9,182 for 1996. It is projected that no additional funding will be required to complete tenant buildout by the Partnership or Wells Fund VII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, refer to Item 2, Properties, page 3.

Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
---------------------------------------------------------------------

                                                             For the Year Ended        Nine Months Ended
                                                             December 31, 1997         December 31, 1996
                                                          ------------------------  ------------------------
Revenues:
Rental Income                                                    $679,268                  $255,062

Expenses:
  Depreciation                                                    325,974                   181,798
  Management & leasing expenses                                    48,962                    28,832
  Other operating expenses                                        195,567                   101,600
                                                                 --------                  --------
                                                                  570,503                   312,230
                                                                 --------                  --------

Net income (loss)                                                $108,765                  $(57,168)
                                                                 ========                  ========

Occupied %                                                             94%                       63%

Partnership's Ownership % in the Fund II - III - VI -
   VII Joint Venture                                                 26.9%                     26.0%

Cash Distribution to Partnership                                 $115,220                  $ 19,329

Net Income (Loss) Allocated to the
  Partnership                                                    $ 28,409                  $(10,193)

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ended December 31, 1996 and 1995 are not available.

In January, 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at Holcomb Bridge Road to the Fund II - III - VI - VII Joint Venture. The project opened in April, 1996. Development has been substantially completed on two buildings with a total of 49,500 square feet. As of December 31, 1997, fourteen tenants occupied approximately 46,600 square feet of space in the retail building under leases of varying lengths.

As of December 31, 1997, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.2%, the Partnership contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,335,121 for an equity interest of approximately 48.9% to the Holcomb Bridge Road Project. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $5,214,000, excluding land. It is currently anticipated that the remaining approximately $66,000 will be required to complete the development of the Holcomb Bridge Road Project, which amounts are anticipated to be funded by additional capital contributions from the Partnership and Wells Fund VII, which has reserved sufficient funds for this purpose. Real estate taxes were $85,230 for 1997 and $37,191 for 1996. The Partnership's ownership percentage was 26.9% in 1997, and 26.0% in 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                  FOR THE YEAR ENDED               EIGHT MONTHS ENDED
                                                   DECEMBER 31, 1997                DECEMBER 31, 1996
                                               -----------------------         -------------------------
Revenues:
  Rental income                                       $1,524,708                         $876,711
  Interest income                                          8,188                           60,092
                                                      ----------                         --------
                                                       1,532,896                          936,803
                                                      ----------                         --------

Expenses:
  Depreciation                                           443,544                          290,407
  Management & leasing expenses                          191,176                           99,330
  Other operating expenses                               414,754                          288,665
                                                      ----------                         --------
                                                       1,049,474                          678,402
                                                      ----------                         --------

Net income                                            $  483,422                         $258,401
                                                      ==========                         ========

Occupied %                                                   100%                             100%
Partnership's Ownership % in the Fund VI
 - VII - VIII Joint Venture                                 34.3%                            36.4%

Cash Distribution to Partnership                      $  335,846                         $175,281

Net Income Allocated to Partnership                   $  170,391                         $100,600

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 3,091 square feet was occupied by BellSouth commencing in December 1996 bringing occupancy to 100%.

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

Since the building opened in May, 1996, comparative income and expense figures for prior years are not available. The BellSouth Property incurred property taxes of $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.




              [The remainder of this page left intentionally blank]
              ----------------------------------------------------

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                 ELEVEN MONTHS ENDED
                                                 -------------------
                                                  DECEMBER 31, 1997
                                                 -------------------
Revenues:
  Rental income                                       $562,880
  Interest income                                       11,276
                                                      --------
                                                       574,156
                                                      --------
Expenses:
  Depreciation                                         191,155
  Management & leasing expenses                         41,589
  Other operating expenses                              88,873
                                                      --------
                                                       321,617
                                                      --------

Net income                                            $252,539
                                                      ========

Occupied %                                                  86%
Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                           34.3%

Cash Distribution to Partnership                      $132,652
Net Income Allocated to the
  Partnership                                         $ 87,731

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by the Partnership. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center were approximately $8,700,000. A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year. Tanglewood Commons incurred property taxes of $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures for the prior year are not available.

Cherokee Commons Shopping Center / Fund I - II - II-OW - VI - VII Joint Venture.
--------------------------------------------------------------------------------

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                  1997                 1996                1995
                                                --------             --------            --------
Revenues:
  Rental Income                                 $880,652             $890,951            $778,204
  Interest Income                                     67                   73                 180
                                                --------             --------            --------
                                                 880,719              891,024             778,384
Expenses:
  Depreciation                                   440,882              429,419             277,099
  Management & leasing expenses                   78,046               48,882              36,303
  Other operating expenses                       138,294              180,841             115,885
                                                --------             --------            --------
                                                 657,222              659,142             429,287
                                                --------             --------            --------

Net income                                      $223,497             $231,882            $349,097
                                                ========             ========            ========

Occupied %                                            94%                  93%                 94%

Partnership's Ownership %                           10.7%                10.7%               10.7%

Cash Distribution to Partnership                $ 65,047             $ 72,510            $ 36,069
Net Income Allocated to the
  Partnership                                   $ 23,931             $ 24,830            $ 18,381

Rental income decreased in 1997, as compared to 1996, due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994 but not billed until September, 1995. The increase in occupancy in 1997,
was due to a new 1,200 square foot lease executed in 1997.   Operating expenses
of the property decreased to $138,294 in 1997 from $180,841 in 1996, and increased from $115,885 in 1995. The decrease in operating expenses in 1997, as compared to 1996, is due to timing differences in billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repair and contract labor expenses. The increase in operating expenses from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The increase in depreciation expenses for 1997 and 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed. Net income of the property decreased to $223,497 in 1997 and decreased to $231,882 in 1996 from $349,097 in 1995, due to the reasons discussed above.

Real estate taxes were $67,259 for 1997, $63,696 for 1996 and $63,694 for 1995.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership incurred $4,619,157 in commissions, acquisition fees, organization and offering costs; invested $20,104,000 in properties; reserved $217,000 as working capital reserves; and the remainder of approximately $60,000 is reserved for investment in joint ventures. It is currently anticipated that approximately $60,000 will be contributed by the Partnership to the Fund V - Fund VI Joint Venture to complete the Stockbridge Village II Project and $66,000 will be contributed by the Partnership and Wells Fund VII to the Fund II-III-VI-VII Joint Venture to complete the Holcomb Bridge Road Project.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not the be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements at the Stockbridge Village II and at the Holcomb Bridge Road Property, the General Partners have used $32,878 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is anticipated that future rental revenues from these projects will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

The Partnership's net cash (used in ) provided by operating activities decreased from $278,728 for the year ended December 31, 1995 to $(2,716) for the year ended December 31, 1996 to $(57,206) for the year ended December 31, 1997 primarily due to decreased interest income in 1996 and 1997. Net cash provided by (used in) investing activities increased from $(9,955,164) in 1995 to $809,967 in 1996 to $1,189,264 in 1997 due primarily to decreases in investments in joint ventures, a return of capital in 1996 due to a transfer of funds from the Tanglewood Project to the Holcomb Bridge Road Project and increases in distributions received from joint ventures. Cash flow from financing activities varied from $(1,261,032) in 1995 to $(1,185,516) in 1996 and $(1,452,803) in
1997 due to fluctuations in distributions to partners.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1997. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.

                                    PART III
                                    --------

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------


WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
--------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997.

                            CASH COMPENSATION TABLE

        (A)                         (B)                      (C)
NAME OF INDIVIDUAL OR   CAPACITIES IN WHICH SERVED
NUMBER IN GROUP         - FORM OF COMPENSATION        CASH COMPENSATION
---------------------   --------------------------    -----------------
Wells Management            Property Manager -             $170,646
Company, Inc.               Management and Leasing
                            Fees

---------------
(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997, but not actually paid until January, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

     (1)                 (2)                   (3)                  (4)
TITLE OF CLASS    NAME AND ADDRESS OF    AMOUNT AND NATURE    PERCENT OF CLASS
                  BENEFICIAL OWNER         OF BENEFICIAL
                                             OWNERSHIP
--------------------------------------------------------------------------------

Class A Units     Leo F. Wells, III      1327.37 units IRA    less than 1%
                                         (401(k))


No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

     INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS.  The General
     -------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners received no distribution from cash flow or from net sales proceeds in 1997.

     PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by other rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $170,646 in property management and leasing fees relating to the Partnership in 1997.

     REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totalling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 1997.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)1.  Financial Statements

       The Financial Statements are contained on pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998.

                              WELLS REAL ESTATE FUND VI, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                  --------------------------------------------
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                    Title
---------                    -----

 /s/ Leo F. Wells, III       Individual General Partner,       March 17, 1998
------------------------     President and Sole Director
     Leo F. Wells, III       of Wells Capital, Inc., the
                             General Partner of Wells
                             Partners, L.P.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                       INDEX TO THE FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                    PAGE
--------------------                                    ----

Independent Auditors' Reports                            F2
Balance Sheets as of December 31, 1997 and 1996          F3
Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995                       F4
Statements of Partners' Capital for the Years Ended
  December 31, 1997, 1996 and 1995                       F5
Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                       F6
Notes to Financial Statements for December 31, 1997,
  1996, and 1995                                         F7
Audited Financial Statements - The Hartford Building     F43

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                         ASSETS
                                                                                 1997               1996
                                                                              -----------       -----------
INVESTMENT IN JOINT VENTURES                                                  $19,479,915       $19,930,833

CASH AND CASH EQUIVALENTS                                                         268,337           589,082

DUE FROM AFFILIATES                                                               465,733           335,878

DEFERRED PROJECT COSTS                                                              2,666            14,157

ORGANIZATIONAL COSTS, LESS ACCUMULATED AMORTIZATION OF $29,687 IN
 1997 AND $23,437 IN 1996                                                           1,563             7,813

PREPAID EXPENSES AND OTHER ASSETS                                                     300             2,400
                                                                              -----------       -----------
       Total assets                                                           $20,218,514       $20,880,163
                                                                              ===========       ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                        $         0       $     4,500
 Partnership distributions payable                                                432,841           330,572
                                                                              -----------       -----------
       Total liabilities                                                          432,841           335,072
                                                                              -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                     18,525,190        18,162,497
   Class B                                                                      1,260,483         2,382,594
                                                                              -----------       -----------
       Total partners' capital                                                 19,785,673        20,545,091
                                                                              -----------       -----------
       Total liabilities and partners' capital                                $20,218,514       $20,880,163
                                                                              ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                 1997               1996              1995
                                                              ----------         ----------        ----------
REVENUES:
 Equity in income of joint ventures                           $  856,710         $  607,214        $  681,033
 Interest income                                                  28,092             68,568           321,534
                                                              ----------         ----------        ----------
                                                                 884,802            675,782         1,002,567
                                                              ----------         ----------        ----------
EXPENSES:
 Partnership administration                                       52,386             49,424            73,123
 Legal and accounting                                             21,541             26,556            15,762
 Amortization of organization costs                                6,250              6,250             6,250
 Computer costs                                                    8,971              4,499             5,604
                                                              ----------         ----------        ----------
                                                                  89,148             86,729           100,739
                                                              ----------         ----------        ----------
NET INCOME                                                    $  795,654         $  589,053        $  901,828
                                                              ==========         ==========        ==========

NET LOSS ALLOCATED TO GENERAL PARTNERS                        $        0         $        0        $   (1,828)
                                                              ==========         ==========        ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $1,677,826         $1,234,717        $1,172,944
                                                              ==========         ==========        ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                $ (882,172)        $ (645,664)       $ (269,288)
                                                              ==========         ==========        ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED               $     0.78         $     0.59        $     0.57
 PARTNER UNIT                                                 ==========         ==========        ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER         $    (2.47)        $    (1.60)       $    (0.60)
 UNIT                                                         ==========         ==========        ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                                         $     0.73         $     0.57        $     0.62
                                                              ==========         ==========        ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                 LIMITED PARTNERS
                                                 ----------------------------------------------
                                                          CLASS A                 CLASS B                       TOTAL
                                                 -----------------------  ---------------------    GENERAL    PARTNERS'
                                                    UNITS       AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                                 ----------  -----------  --------   ----------   --------   -----------

BALANCE, DECEMBER 31, 1994                        2,003,010  $17,371,901   496,990   $4,143,449    $ 1,828   $21,517,178

 Net income (loss)                                        0    1,172,944         0     (269,288)    (1,828)      901,828
 Partnership distributions                                0   (1,274,745)        0            0          0    (1,274,745)
 Class B conversion elections                        45,346      367,586   (45,346)    (367,586)         0             0
                                                 ----------  -----------  --------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1995                        2,048,356   17,637,686   451,644    3,506,575          0    21,144,261

 Net income (loss)                                        0    1,234,717         0     (645,664)         0       589,053
 Partnership distributions                                0   (1,188,223)        0            0          0    (1,188,223)
 Class B conversion elections                        64,901      478,317   (64,901)    (478,317)         0             0
                                                 ----------  -----------  --------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1996                        2,113,257   18,162,497   386,743    2,382,594          0    20,545,091

 Net income (loss)                                        0    1,677,826         0     (882,172)         0       795,654
 Partnership distributions                                0   (1,555,072)        0            0          0    (1,555,072)
 Class B conversion elections                        45,638      239,939   (45,638)    (239,939)         0             0
                                                 ----------  -----------  --------   ----------    -------   -----------
BALANCE, DECEMBER 31, 1997                        2,158,895  $18,525,190   341,105   $1,260,483    $     0   $19,785,673
                                                 ==========  ===========  ========   ==========    =======   ===========

   The accompanying notes are an integral part of these statements.

                              ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                         1997               1996                1995
                                                                     -----------        -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $   795,654        $   589,053         $    901,828
                                                                     -----------        -----------         ------------
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Equity in income of joint ventures                                   (856,710)          (607,214)            (681,033)
   Amortization of organization costs                                      6,250              6,250                6,250
   Changes in assets and liabilities:
     Prepaid expenses and other assets                                     2,100              8,695               53,533
     Deferred income                                                           0                  0               (3,850)
     Accounts payable and accrued expenses                                (4,500)               500                2,000
                                                                     -----------        -----------         ------------
       Total adjustments                                                (852,860)          (591,769)            (623,100)
                                                                     -----------        -----------         ------------
       Net cash (used in) provided by operating activities
                                                                         (57,206)            (2,716)             278,728
                                                                     -----------        -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                           (310,759)          (734,924)         (10,721,376)
 Distributions received from joint ventures                            1,500,023          1,044,891              766,212
 Return of contributions in joint venture                                      0            500,000                    0
                                                                     -----------        -----------         ------------
       Net cash (used in) provided by investing activities             1,189,264            809,967           (9,955,164)
                                                                     -----------        -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                  (1,452,803)        (1,185,516)          (1,261,032)
                                                                     -----------        -----------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (320,745)          (378,265)         (10,937,468)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             589,082            967,347           11,904,815
                                                                     -----------        -----------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   268,337        $   589,082         $    967,347
                                                                     ===========        ===========         ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture
    properties, net of deferred project costs transferred
    between joint venture properties                                 $    11,491        $    21,305         $    495,866
                                                                     ===========        ===========         ============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund VI, L.P. (the "Partnership") is a public limited partnership organized on April 5, 1993 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units once every five years. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
   Funds: (i) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"), (ii) an office/retail center in Roswell, Georgia, (iii) the Hartford Building, a four-story office building located in Southington, Connecticut, (iv) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin, (vi) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia, (vii) a retail center expansion in Stockbridge, Georgia, (viii) the BellSouth property, a four-story office building in Jacksonville, Florida, and (ix) a retail shopping center in Clemmons, Forsyth County, North Carolina.

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTION OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

   DISTRIBUTION OF SALES PROCEEDS

   Upon sales of properties, the net sales proceeds are distributed in the following order:

        . To limited partners, on a per unit basis, until each limited partner has received 100% of its adjusted capital contribution, as defined

        . To limited partners holding Class B units, on a per unit basis, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

        . To all limited partners, on a per unit basis, until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

        . To all limited partners, on a per unit basis, until they receive an amount equal to their respective cumulative distributions, as defined

        . To the general partners until they have received 100% of their capital contributions, as defined

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

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1997.

   Depreciation for buildings, building improvements, and land improvements is calculated using the straight-line method over their useful lives. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of those assets from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in the joint ventures, of increasing depreciation expense approximately $39,928 in the fourth quarter of 1995 and $260,958 and $352,316 in the years ended December 31, 1996 and 1997, respectively. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

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

   PER UNIT DATA

   Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995, is computed based on the weighted average number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $932,216 and amounted to 3.7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in real estate assets at the joint ventures. Deferred project costs at December 31, 1997 and 1996 represent fees not yet applied to properties.

3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed for the fourth quarters of 1997 and 1996, as follows:

                                                                       1997          1996
                                                                     --------      --------
     Fund V and VI Associates                                        $141,979      $ 98,995
     Fund V,  VI, and  VII Associates                                  96,724        89,577
     Fund VI and  VII Associates                                       38,932        17,737
     Fund VI,  VII, and  VIII Associates                              132,340        97,741
     Fund I,  II, II-OW,  VI, and  VII Associates--Cherokee            20,409        18,925
     Fund II, III, VI, and VII Associates                              35,349        12,903
                                                                     --------      --------
                                                                     $465,733      $335,878
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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $170,646, $93,349, and $45,301 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

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

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                               1997                           1996
                                                   ---------------------------     ---------------------------
                                                      AMOUNT          PERCENT         AMOUNT          PERCENT
                                                   ------------      ---------     -----------       ---------
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                              $   891,482           11%       $   932,597           11%
Fund II, III, VI, and VII Associates                 1,789,811           27          1,759,947           26
Fund V and VI Associates                             4,989,976           53          5,006,236           53
Fund V, VI, and VII Associates                       3,263,121           42          3,414,896           42
Fund VI and VII Associates                           2,487,443           43          2,548,699           43
Fund VI, VII, and VIII Associates                    6,058,082           34          6,268,458           36
                                                   ------------                    -----------
                                                   $19,479,915                     $19,930,833
                                                   ============                    ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1997 and 1996:

                                                                             1997               1996
                                                                          -----------        -----------
Investment in joint ventures, beginning of year                           $19,930,833        $20,184,572
Equity in income of joint ventures                                            856,710            607,214
Distributions from joint ventures                                          (1,629,878)        (1,117,182)
Contributions to joint ventures                                               322,250            779,389
Return of contributions                                                             0           (523,160)
                                                                          -----------        -----------
Investment in joint ventures, end of year                                 $19,479,915        $19,930,833
                                                                          ===========        ===========

   FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

   On August 1, 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW (a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee joint venture. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on
   contributions.    Under the terms of the joint venture agreement, Fund VI and
   Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets
                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,219,704       $1,219,704
 Building and improvements, less accumulated depreciation of
  $2,273,149 in 1997 and $1,847,476 in 1996                                  6,939,884        7,329,974
                                                                            ----------       ----------

       Total real estate assets                                              8,159,588        8,549,678
Cash and cash equivalents                                                      153,159           71,346
Accounts receivable                                                             92,516           93,902
Prepaid expenses and other assets                                               99,869           78,527
                                                                            ----------       ----------
       Total assets                                                         $8,505,132       $8,793,453
                                                                            ==========       ==========
                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   36,851       $   23,130
 Partnership distributions payable                                             194,123          112,817
 Due to affiliates                                                              93,940           78,375
                                                                            ----------       ----------
       Total liabilities                                                       324,914          214,322
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,863,173        1,970,363
 Fund II and II-OW                                                           4,536,781        4,746,274
 Wells Real Estate Fund VI                                                     891,482          932,597
 Wells Real Estate Fund VII                                                    888,782          929,897
                                                                            ----------       ----------
       Total partners' capital                                               8,180,218        8,579,131
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,505,132       $8,793,453
                                                                            ==========       ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                           1997      1996     1995
                                                        --------  --------  --------
Revenues:
 Rental income                                          $880,652  $890,951  $778,204
 Interest income                                              67        73       180
                                                        --------  --------  --------
                                                         880,719   891,024   778,384
                                                        --------  --------  --------
Expenses:
 Depreciation                                            440,882   429,419   277,099
 Operating costs, net of reimbursements                   70,017   126,367    51,663
 Property administration                                  26,260    42,868    39,316
 Management and leasing fees                              64,807    35,598    29,015
 Lease acquisition costs                                  13,239    13,284     7,288
 Legal and accounting                                      9,385     8,362    20,273
 Computer costs                                                0     3,244     4,633
 Loss on real estate assets                               32,632         0         0
                                                        --------  --------  --------
                                                         657,222   659,142   429,287
                                                        --------  --------  --------
Net income                                              $223,497  $231,882  $349,097
                                                        ========  ========  ========
Net income allocated to Wells Real Estate Fund I        $ 53,691  $ 55,705  $ 95,490
                                                        ========  ========  ========
Net income allocated to Fund II and II-OW               $121,942  $126,517  $216,845
                                                        ========  ========  ========
Net income allocated to Wells Real Estate Fund VI       $ 23,932  $ 24,830  $ 18,381
                                                        ========  ========  ========
Net income allocated to Wells Real Estate Fund VII      $ 23,932  $ 24,830  $ 18,381
                                                        ========  ========  ========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                                  ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                                  FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                                                ----------   ----------     --------   ----------   ----------

Balance, December 31, 1994                      $2,140,194   $5,081,851     $      0     $      0   $7,222,045
 Net income                                         95,490      216,845       18,381       18,381      349,097
 Partnership contributions                               0            0      997,965      995,266    1,993,231
 Partnership distributions                        (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                                              (5,321)           0            0            0       (5,321)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1995                       2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1996                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1997                      $1,863,173   $4,536,781     $891,482     $888,782   $8,180,218
                                                ==========   ==========     ========     ========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                        1997        1996         1995
                                                                     ---------   ---------   -----------
Cash flows from operating activities:
 Net income                                                          $ 223,497   $ 231,882   $   349,097
                                                                     ---------   ---------   -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                      440,882     429,419       277,099
     Loss on real estate assets                                         32,632           0             0
     Changes in assets and liabilities:
       Accounts receivable                                               1,386      43,062         7,111
       Prepaid expenses and other assets                               (21,342)     14,106       (42,937)
       Accounts payable and accrued expenses                            13,721      (4,624)     (279,529)

       Due to affiliates                                                15,565       9,613         9,909
                                                                     ---------   ---------   -----------
          Total adjustments                                            482,844     491,576       (28,347)
                                                                     ---------   ---------   -----------
          Net cash provided by operating activities                    706,341     723,458       320,750
                                                                     ---------   ---------   -----------
Cash flows from investing activities:
 Investment in real estate                                             (83,424)    (28,231)   (1,869,138)
                                                                     ---------   ---------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                   0           0     2,100,403
 Distributions to joint venture partners                              (541,104)   (834,237)     (376,011)
                                                                     ---------   ---------   -----------
          Net cash (used in) provided by financing activities         (541,104)   (834,237)    1,724,392

Net increase (decrease) in cash and cash equivalents                    81,813    (139,010)      176,004

Cash and cash equivalents, beginning of year                            71,346     210,356        34,352
                                                                     ---------   ---------   -----------
Cash and cash equivalents, end of year                               $ 153,159   $  71,346   $   210,356
                                                                     =========   =========   ===========
Supplemental disclosure of noncash investing activities:
   Deferred project costs applied by partners                        $       0   $       0   $    85,637
                                                                     =========   =========   ===========

   Fund II, III, VI, and VII Associates


   On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates, and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed at cost a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1997 and 1996, the Partnership and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

   Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      Fund II, III, VI, and VII Associates
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets
                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $507,772 in 1997 and $181,798 in 1996                                      5,025,276        4,568,805
 Construction in progress                                                       59,564          214,398
                                                                            ----------       ----------
       Total real estate assets                                              6,410,082        6,108,445
Cash and cash equivalents                                                      219,391          675,703
Accounts receivable                                                             54,524           67,334
Prepaid expenses and other assets                                              269,568          145,820
                                                                            ----------       ----------
       Total assets                                                         $6,953,565       $6,997,302
                                                                            ==========       ==========
                        Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $  170,776       $  204,970
 Partnership distributions payable                                             131,907           49,590
                                                                            ----------       ----------
                                                                               302,683          254,560
                                                                            ----------       ----------
Partners' capital:
 Fund II and III Associates                                                  1,608,215        1,690,244
 Wells Real Estate Fund VI                                                   1,789,811        1,759,947
 Wells Real Estate Fund VII                                                  3,252,856        3,292,551
                                                                            ----------       ----------
       Total partners' capital                                               6,650,882        6,742,742
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,953,565       $6,997,302
                                                                            ==========       ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997             1996
                                                                            ----------       ----------
Revenues:
 Rental Income                                                               $679,268         $255,062
                                                                             --------         --------
Expenses:
 Depreciation                                                                 325,974          181,798
 Operating costs, net of reimbursements                                       122,261           75,018
 Management and leasing fees                                                   48,962           16,376
 Legal and accounting                                                           4,885           14,928
 Lease acquisition costs                                                       50,872           12,456
 Property administration                                                       17,321           10,286
 Computer costs                                                                   228            1,368
                                                                             ---------        ---------
                                                                              570,503          312,230
                                                                             ---------        ---------
Net income (loss)                                                            $108,765         $(57,168)
                                                                             =========        =========
Net income (loss) allocated to Fund II and III Associates                    $ 27,213         $(19,378)
                                                                             =========        =========
Net income (loss) allocated to Wells Real Estate Fund VI                     $ 28,409         $(10,193)
                                                                             =========        =========
Net income (loss) allocated to Wells Real Estate Fund VII                    $ 53,143         $(27,597)
                                                                             =========        =========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                FUND II             WELLS           WELLS REAL            TOTAL
                                                AND III          REAL ESTATE          ESTATE            PARTNERS'
                                              ASSOCIATES           FUND VI           FUND VII            CAPITAL
                                              ----------         ----------         ----------         ----------
Balance, January 1, 1995                      $        0         $        0         $        0         $        0
 Partnership contributions                     1,729,116          1,028,210          2,521,739          5,279,065
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1995                     1,729,116          1,028,210          2,521,739          5,279,065
 Partnership contributions                             0            761,259            835,646          1,596,905
 Partnership distributions                       (19,494)           (19,329)           (37,237)           (76,060)
 Net loss                                        (19,378)           (10,193)           (27,597)           (57,168)
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1996                     1,690,244          1,759,947          3,292,551          6,742,742
 Partnership contributions                             0            116,675            121,576            238,251
 Partnership distributions                      (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                       27,213             28,409             53,143            108,765
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1997                    $1,608,215         $1,789,811         $3,252,856         $6,650,882
                                              ==========         ==========         ==========         ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                        1997         1996          1995
                                                                     ---------   -----------   -----------
Cash flows from operating activities:
 Net income (loss)                                                   $ 108,765   $   (57,168)  $         0
                                                                     ---------   -----------   -----------
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                      325,974       181,798             0
     Changes in assets and liabilities:
       Accounts receivable                                              12,810       (67,334)            0
       Prepaid expenses and other assets                              (123,748)     (104,792)      (41,028)
       Accounts payable and accrued expenses                           (34,194)       88,532        22,256
                                                                     ---------   -----------   -----------
          Total adjustments                                            180,842        98,204       (18,772)
                                                                     ---------   -----------   -----------
          Net cash provided by (used in) operating activities          289,607        41,036       (18,772)
                                                                     ---------   -----------   -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                                0      (358,467)      452,649
 Investment in real estate                                            (620,059)   (1,736,082)   (2,595,190)
                                                                     ---------   -----------   -----------
          Net cash used in investing activities                       (620,059)   (2,094,549)   (2,142,541)
                                                                     ---------   -----------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners                             230,699     1,434,308     3,482,691
 Distributions to joint venture partners                              (356,559)      (26,470)            0
                                                                     ---------   -----------   -----------
          Net cash (used in) provided by financing activities         (125,860)    1,407,838     3,482,691
                                                                     ---------   -----------   -----------
Net (decrease) increase in cash and cash equivalents                  (456,312)     (645,675)    1,321,378
Cash and cash equivalents, beginning of year                           675,703     1,321,378             0
                                                                     ---------   -----------   -----------
Cash and cash equivalents, end of year                               $ 219,391   $   675,703   $ 1,321,378
                                                                     =========   ===========   ===========
Supplemental disclosure of noncash investing activities:
   Contribution of real estate assets                                $       0   $         0   $ 1,729,116
                                                                     =========   ===========   ===========
   Deferred project costs applied by partners                        $   7,552   $   162,597   $    67,257
                                                                     =========   ===========   ===========

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

   Following are the financial statements for Fund V and VI Associates:

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets
                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,622,733       $1,622,733
 Building and improvements, less accumulated depreciation of
  $1,184,725 in 1997 and $796,338 in 1996                                    7,590,973        7,791,513

 Construction in progress                                                          493            3,217
                                                                            ----------       ----------
       Total real estate assets                                              9,214,199        9,417,463
Cash and cash equivalents                                                      245,298          157,443
Accounts receivable                                                            109,882          120,022
Prepaid expenses and other assets                                               56,002           54,969
                                                                            ----------       ----------
       Total assets                                                         $9,625,381       $9,749,897
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   17,885       $   25,752
 Partnership distributions payable                                             265,539          188,453
 Due to affiliates                                                               9,657            5,537
                                                                            ----------       ----------
       Total liabilities                                                       293,081          219,742
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                    4,342,324        4,523,919
 Wells Real Estate Fund VI                                                   4,989,976        5,006,236
                                                                            ----------       ----------
       Total partners' capital                                               9,332,300        9,530,155
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $9,625,381       $9,749,897
                                                                            ==========       ==========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     1997           1996           1995
                                                                   --------        --------       --------
Revenues:
 Rental income                                                     $953,007        $914,128       $883,532
                                                                   --------        --------       --------
Expenses:
 Depreciation                                                       388,387         371,270        243,139
 Operating costs, net of reimbursements                              39,492          49,873         32,005
 Management and leasing fees                                         46,694          38,727         38,540
 Legal and accounting                                                24,941          10,816         11,905
 Property administration                                             10,425          10,655         12,752
 Lease acquisition costs                                             18,918           9,759         10,417
 Computer costs                                                           0           2,820          3,498
 Bad debt (recovery) expense                                        (22,115)         30,000              0
                                                                   --------        --------       --------
                                                                    506,742         523,920        352,256
                                                                   --------        --------       --------
Net income                                                         $446,265        $390,208       $531,276
                                                                   ========        ========       ========
Net income allocated to Wells Real Estate Fund V                   $208,783        $185,438       $258,343
                                                                   ========        ========       ========
Net income allocated to Wells Real Estate Fund VI                  $237,482        $204,770       $272,933
                                                                   ========        ========       ========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                              WELLS REAL        WELLS REAL          TOTAL
                                                                ESTATE            ESTATE          PARTNERS'
                                                                FUND V           FUND VI           CAPITAL
                                                              ----------        ----------        ----------

Balance, December 31, 1994                                    $4,804,168        $4,508,043        $9,312,211
 Net income                                                      258,343           272,933           531,276
 Partnership contributions                                             0           786,099           786,099
 Partnership distributions                                      (363,084)         (385,153)         (748,237)
                                                              ----------        ----------        ----------
Balance, December 31, 1995                                     4,699,427         5,181,922         9,881,349
 Net income                                                      185,438           204,770           390,208
 Partnership contributions                                             0            18,130            18,130
 Partnership distributions                                      (360,946)         (398,586)         (759,532)
                                                              ----------        ----------        ----------
Balance, December 31, 1996                                     4,523,919         5,006,236         9,530,155
 Net income                                                      208,783           237,482           446,265
 Partnership contributions                                             0           190,197           190,197
 Partnership distributions                                      (390,378)         (443,939)         (834,317)
                                                              ----------        ----------        ----------
Balance, December 31, 1997                                    $4,342,324        $4,989,976        $9,332,300
                                                              ==========        ==========        ==========

                            FUND V AND VI ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997             1996            1995
                                                                   ---------        ---------        ---------
Cash flows from operating activities:
 Net income                                                        $ 446,265        $ 390,208        $ 531,276
                                                                   ---------        ---------        ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                      388,387          371,270          243,139
   Changes in assets and liabilities:
     Accounts receivable                                              10,140          (23,373)         (32,496)
     Prepaid expenses and other assets                                (1,033)         (13,827)         (11,442)
     Accounts payable                                                 (7,867)          15,752          (46,745)
     Due to affiliates                                                 4,120              799            2,348
                                                                   ---------        ---------        ---------
        Total adjustments                                            393,747          350,621          154,804
                                                                   ---------        ---------        ---------
        Net cash provided by operating activities                    840,012          740,829          686,080
                                                                   ---------        ---------        ---------
Cash flows from investing activities:
 Investment in real estate                                          (185,123)         (10,807)        (751,481)
                                                                   ---------        ---------        ---------
Cash flows from financing activities:
 Contributions from joint venture partners                           190,197           18,130          786,099
 Distributions to joint venture partners                            (757,231)        (774,404)        (668,748)
                                                                   ---------        ---------        ---------
        Net cash (used in) provided by financing activities
                                                                    (567,034)        (756,274)         117,351
                                                                   ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                  87,855          (26,252)          51,950
Cash and cash equivalents, beginning of year                         157,443          183,695          131,745
                                                                   ---------        ---------        ---------
Cash and cash equivalents, end of year                             $ 245,298        $ 157,443        $ 183,695
                                                                   =========        =========        =========

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

   Following are the financial statements for Fund V, VI, and VII Associates:

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     Assets
                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
Land                                                                        $  314,591       $  314,591
Building and improvements, less accumulated depreciation of
 $1,005,614 in 1997 and $655,029 in 1996                                     7,362,290        7,712,875
                                                                            ----------       ----------
     Total real estate assets                                                7,676,881        8,027,466
Cash and cash equivalents                                                      231,232          214,145
Accounts receivable                                                            130,577          142,358
                                                                            ----------       ----------
     Total assets                                                           $8,038,690       $8,383,969
                                                                            ==========       ==========


                       Liabilities and Partners' Capital

Liabilities:
Partnership distributions payable                                           $  231,232       $  214,145
Due to affiliates                                                                6,166            5,695
                                                                            ----------       ----------
     Total liabilities                                                         237,398          219,840
                                                                            ----------       ----------
Partners' capital:
Wells Real Estate Fund V                                                     1,283,867        1,343,590
Wells Real Estate Fund VI                                                    3,263,121        3,414,896
Wells Real Estate Fund VII                                                   3,254,304        3,405,643
                                                                            ----------       ----------
     Total partners' capital                                                 7,801,292        8,164,129
                                                                            ----------       ----------
     Total liabilities and partners' capital                                $8,038,690       $8,383,969
                                                                            ==========       ==========

                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                  1997           1996           1995
                                                              ------------     ----------      ---------
Revenues:
   Rental income                                                  $968,219       $971,017       $971,017
                                                              -------------    -----------    ----------
Expenses:
   Depreciation                                                    350,585        350,585        243,428
   Management and leasing fees                                      39,671         38,841         38,841
   Legal and accounting                                              5,690          7,331         13,715
   Property administration                                           3,878          4,641          8,150
   Computer costs                                                      107          1,410          1,749
   Operating costs                                                   2,230          1,254          1,943
                                                              ------------      ----------    ----------
                                                                   402,161        404,062        307,826
                                                              ------------      ----------    ----------
Net income                                                        $566,058       $566,955       $663,191
                                                              ============      ==========    ==========
Net income allocated to Wells Real Estate Fund V                  $ 93,173       $ 93,321       $109,161
                                                              ============      ==========    ==========
Net income allocated to Wells Real Estate Fund VI                 $236,782       $237,157       $277,413
                                                              ============      ==========    ==========
Net income allocated to Wells Real Estate Fund VII                $236,103       $236,477       $276,617
                                                              ============      ==========    ==========


                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                           WELLS REAL        WELLS REAL        WELLS REAL          TOTAL
                                             ESTATE            ESTATE            ESTATE          PARTNERS'
                                             FUND V           FUND VI           FUND VII          CAPITAL
                                           ------------      -----------       -----------       -----------
Balance, December 31, 1994                   $1,422,081        $3,614,367        $3,604,542        $8,640,990
   Net income                                   109,161           277,413           276,617           663,191
   Partnership distributions                   (139,588)         (354,736)         (353,719)         (848,043)
                                           -------------      ------------      -----------       -----------
Balance, December 31, 1995                    1,391,654         3,537,044         3,527,440         8,456,138
   Net income                                    93,321           237,157           236,477           566,955
   Partnership distributions                   (141,385)         (359,305)         (358,274)         (858,964)
                                           -------------      ------------      -----------       -----------
Balance, December 31, 1996                    1,343,590         3,414,896         3,405,643         8,164,129
   Net income                                    93,173           236,782           236,103           566,058
   Partnership distributions                   (152,896)         (388,557)         (387,442)         (928,895)
                                           -------------      ------------      ------------      -----------
Balance, December 31, 1997                   $1,283,867        $3,263,121        $3,254,304        $7,801,292
                                           =============      ============      ============      ===========


                         FUND V, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997             1996             1995
                                                                   ----------       ----------       ----------
Cash flows from operating activities:
   Net income                                                       $ 566,058        $ 566,955        $ 663,191
                                                                   ----------       ----------       ----------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                 350,585          350,585          243,428
         Changes in assets and liabilities:
            Accounts receivable                                        11,781          (61,017)         (61,017)
            Accounts payable                                                0                0           (3,000)
            Due to affiliates                                             471            2,441            2,441
                                                                   ----------        ---------         ---------
                Total adjustments                                     362,837          292,009          181,852
                                                                   ----------        ---------         ---------
                Net cash provided by operating activities
                                                                      928,895          858,964          845,043
Cash flows from financing activities:
   Distributions to joint venture partners                           (911,808)        (853,946)        (835,231)
                                                                    ----------        ---------        ---------
Net increase in cash and cash equivalents                              17,087            5,018            9,812
Cash and cash equivalents, beginning of year                          214,145          209,127          199,315
                                                                    ---------         ---------       ---------
Cash and cash equivalents, end of year                              $ 231,232        $ 214,145        $ 209,127
                                                                    =========        ==========       =========

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

   During 1995 and 1997, both the Partnership and Fund VII made contributions to Fund VI and VII Associates, and during 1996, Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VI and VII Associates:

                           FUND VI AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                    Assets

                                                                               1997             1996
                                                                            -----------       ----------
Real estate assets, at cost:
   Land                                                                      $1,812,447       $1,812,447
   Building and improvements, less accumulated depreciation of $364,311
      in 1997 and $165,695 in 1996                                            3,834,375        3,497,180

   Construction in progress                                                      34,669          115,438
                                                                            ------------      ----------
      Total real estate assets                                                5,681,491        5,425,065
Cash and cash equivalents                                                        33,921          505,724
Accounts receivable                                                             191,854           93,166
Prepaid expenses and other assets                                               131,527           82,706
                                                                            ------------      ----------
        Total assets                                                         $6,038,793       $6,106,661
                                                                            ============      ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                          $   95,044       $  103,535
   Partnership distributions payable                                             91,435           41,473
   Due to affiliates                                                              4,606            2,412
                                                                             ----------        ---------
        Total liabilities                                                       191,085          147,420
                                                                             ----------        ---------
Partners' capital:
   Wells Real Estate Fund VI                                                  2,487,443        2,548,699
   Wells Real Estate Fund VII                                                 3,360,265        3,410,542
                                                                             ----------        ---------
        Total partners' capital                                               5,847,708        5,959,241
                                                                             ----------        ---------
        Total liabilities and partners' capital                              $6,038,793       $6,106,661
                                                                             ==========       ==========

                           FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997           1996           1995
                                                                     ---------      ---------      ---------
Revenues:
   Rental income                                                    $485,346       $316,487       $88,239

Expenses:
   Depreciation                                                      198,616        137,422        28,273
   Operating costs, net of reimbursements                             19,833         50,299        31,835
   Lease acquisition costs                                            25,619         34,153         2,546
   Management and leasing fees                                        30,371         20,192         6,453
   Property administration                                            20,803         19,123         6,871
   Legal and accounting                                               21,622         14,277         3,240
   Computer costs                                                          0          4,188         1,136
                                                                    --------       --------       -------
                                                                     316,864        279,654        80,354
                                                                    --------       --------       -------
Net income                                                          $168,482       $ 36,833       $ 7,885
                                                                    ========       ========       =======
Net income allocated to Wells Real Estate Fund VI                   $ 71,983       $ 15,775       $ 4,107
                                                                    ========       ========       =======
Net income allocated to Wells Real Estate Fund VII                  $ 96,499       $ 21,058       $ 3,778
                                                                    ========       ========       =======


                           FUND VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             WELLS REAL        WELLS REAL          TOTAL
                                                               ESTATE            ESTATE          PARTNERS'
                                                              FUND VI           FUND VII          CAPITAL
                                                             ----------        ----------        ----------
Balance, December 31, 1994                                   $1,053,648        $  188,684        $1,242,332
   Net income                                                     4,107             3,778             7,885
   Partnership contributions                                  1,529,340         3,118,321         4,647,661
   Other                                                          3,725             4,612             8,337
                                                             ----------        ----------        ----------
Balance, December 31, 1995                                    2,590,820         3,315,395         5,906,215
   Net income                                                    15,775            21,058            36,833
   Partnership contributions                                          0           151,306           151,306
   Partnership distributions                                    (57,896)          (77,217)         (135,113)
                                                              ---------         ---------         ---------
Balance, December 31, 1996                                    2,548,699         3,410,542         5,959,241
   Net income                                                    71,983            96,499           168,482
   Partnership contributions                                     15,378            52,528            67,906
   Partnership distributions                                   (148,617)         (199,304)         (347,921)
                                                              ---------         ---------         ---------
Balance, December 31, 1997                                   $2,487,443        $3,360,265        $5,847,708
                                                             ==========        ==========        ==========


                          FUNDS VI AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997              1996               1995
                                                                  ---------         -----------        ----------
Cash flows from operating activities:
   Net income                                                     $ 168,482        $    36,833        $     7,885
                                                                  ---------         ----------         ----------
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                                     198,616            137,422             28,273
   Changes in assets and liabilities:
      Accounts receivable                                           (98,688)           (59,241)           (33,925)
      Prepaid expenses and other assets                             (48,821)           (13,757)           (68,949)
      Accounts payable                                               26,509             21,049             17,486
      Due to affiliates                                               2,194             (4,485)             6,897
                                                                  ----------        -----------         ---------
         Total adjustments                                           79,810             80,988            (50,218)
                                                                  ----------        -----------         ---------
         Net cash provided by (used in) operating activities
                                                                    248,292            117,821            (42,333)
                                                                  ----------        -----------         ----------
Cash flows from investing activities:
   (Decrease) increase in construction payables                     (35,000)           (14,116)            49,116
   Investment in real estate                                       (455,042)        (1,060,466)        (3,000,848)
                                                                  ----------        -----------         ----------
         Net cash used in investing activities
                                                                   (490,042)        (1,074,582)        (2,951,732)
                                                                  ----------        -----------         ----------
Cash flows from financing activities:
   Contributions from joint venture partners                         67,906            145,002          4,396,851
   Distributions to joint venture partners                         (297,959)           (79,332)            (5,971)
                                                                  ----------        -----------         ----------
         Net cash (used in) provided by financing activities
                                                                   (230,053)            65,670          4,390,880
                                                                  ----------        -----------         ----------
Net (decrease) increase in cash and cash equivalents
                                                                   (471,803)          (891,091)         1,396,815
Cash and cash equivalents, beginning of year                        505,724          1,396,815                  0
                                                                  ----------        -----------       -----------
Cash and cash equivalents, end of year                            $  33,921        $   505,724        $ 1,396,815
                                                                  ==========        ===========       ===========

Supplemental disclosure of noncash items:
    Deferred project costs applied by partners                    $       0        $     6,304        $   250,810
                                                                  ===========       ===========        ===========

   Fund VI, VII, and VIII Associates

   On April 17, 1995, the Partnership entered into a joint venture with Fund VII and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the Bell South property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a

   14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center was developed and was substantially complete at December 31, 1997.

   During 1996, the Partnership and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to Fund II, III, VI, and VII Associates. In addition, deferred project costs related to the Partnership and Fund VII of $23,160 and $21,739, respectively, were unapplied when the contributions were withdrawn. During 1996, Fund VIII made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       FUND VI, VII, AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                    Assets

                                                                               1997               1996
                                                                            -----------       -----------
Nonoperating real estate assets, at cost:
   Land                                                                     $         0       $ 3,159,929
   Construction in progress                                                           0         4,587,178
                                                                            -----------       -----------
        Total nonoperating real estate assets                                         0         7,747,107
                                                                            -----------       -----------
Operating real estate assets, at cost:
   Land                                                                       4,461,819         1,301,890
   Building and improvements, less accumulated depreciation of
      $925,106 in 1997 and $290,407 in 1996                                  11,747,642         7,004,986
   Construction in progress                                                      94,715                 0
                                                                             ----------        ----------
        Total operating real estate assets                                   16,304,176         8,306,876
                                                                             ----------        ----------
        Total real estate assets                                             16,304,176        16,053,983
Cash and cash equivalents                                                     1,059,001           929,683
Accounts receivable                                                             104,021            27,851
Prepaid expenses and other assets                                               712,814           691,741
                                                                            -----------       -----------
        Total assets                                                        $18,180,012       $17,703,258
                                                                            ===========       ===========



                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                         $   100,792       $   203,275
   Partnership distributions payable                                            386,390           268,656
   Due to affiliates                                                              5,177             1,555
                                                                            -----------        ----------
      Total liabilities                                                         492,359           473,486
                                                                            -----------        ----------
Partners' capital:
   Wells Real Estate Fund VI                                                  6,058,082         6,268,458
   Wells Real Estate Fund VII                                                 5,906,810         6,111,934
   Wells Real Estate Fund VIII                                                5,722,761         4,849,380
                                                                            -----------        ----------
      Total partners' capital                                                17,687,653        17,229,772
                                                                            -----------        ----------
      Total liabilities and partners' capital                               $18,180,012       $17,703,258
                                                                            ===========       ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                                           1997              1996             1995
                                                                        ----------        ----------       ---------
Revenues:
   Rental income                                                        $2,087,588        $  876,711        $      0
   Interest income                                                          19,464           147,581         270,723
   Other income                                                                360               150               0
                                                                        ----------         ---------        --------
                                                                         2,107,412         1,024,442         270,723
                                                                        ----------         ---------        --------
Expenses:
   Depreciation                                                            634,699           290,407               0
   Operating costs                                                         460,873           262,090          12,792
   Lease acquisition costs                                                  97,457            50,388               0
   Management and leasing fees                                             135,308            48,942               0
   Legal and accounting                                                     15,934            17,251               0
   Property administration                                                  27,180            15,975          10,980
   Computer costs                                                                0               642               0
                                                                         1,371,451           685,695          23,772
                                                                        ----------        ----------        --------
Net income                                                              $  735,961        $  338,747        $246,951
                                                                        ==========        ==========        ========
Net income allocated to Wells Real Estate Fund VI                       $  258,122        $  134,875        $108,199
                                                                        ==========        ==========        ========
Net income allocated to Wells Real Estate Fund VII                      $  251,676        $  131,609        $105,848
                                                                        ==========        ==========        ========
Net income allocated to Wells Real Estate Fund VIII                     $  226,163        $   72,263        $ 32,904
                                                                        ==========        ==========        ========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                             WELLS REAL         WELLS REAL         WELLS REAL             TOTAL
                                               ESTATE             ESTATE             ESTATE             PARTNERS'
                                              FUND VI           FUND VII           FUND VIII            CAPITAL
                                             ----------        ----------         ----------          -----------
Balance, April 17, 1995                      $        0         $        0         $        0          $         0
   Net income                                   108,199            105,848             32,904              246,951
   Partnership contributions                  6,871,903          6,711,976          2,085,890           15,669,769
   Partnership distributions                   (113,803)          (111,331)           (34,609)            (259,743)
                                              ---------          ---------          ---------           ----------
Balance, December 31, 1995                    6,866,299          6,706,493          2,084,185           15,656,977
   Net income                                   134,875            131,609             72,263              338,747
   Partnership contributions                          0                  0          2,815,965            2,815,965
   Partnership distributions                   (209,556)          (204,429)          (123,033)            (537,018)
   Return of contributions                     (523,160)          (521,739)                 0           (1,044,899)
                                              ---------          ---------          ---------          ------------
Balance, December 31, 1996                    6,268,458          6,111,934          4,849,380           17,229,772
   Net income                                   258,122            251,676            226,163              735,961
   Partnership contributions                          0                  0          1,055,900            1,055,900
   Partnership distributions                   (468,498)          (456,800)          (408,682)          (1,333,980)
                                             -----------        ----------         ----------          -----------
Balance, December 31, 1997                   $6,058,082         $5,906,810         $5,722,761          $17,687,653
                                             ===========        ==========         ==========          ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                                               1997          1996          1995
                                                                          -----------   ------------  -----------
Cash flows from operating activities:
  Net income                                                              $   735,961   $   338,747   $   246,951
                                                                          -----------   -----------   -----------
  Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
         Depreciation                                                         634,699       290,407             0
         Changes in assets and liabilities:
           Accounts receivable                                                (76,170)        5,149       (33,000)
           Prepaid expenses and other assets                                  (21,073)     (427,363)     (264,378)
           Accounts payable                                                     8,312        37,480             0
           Due to affiliates                                                    3,622         1,555             0
                                                                           -----------   -----------   -----------
               Total adjustments                                              549,390       (92,772)     (297,378)
                                                                           -----------   -----------   -----------
               Net cash provided by (used in)
                  operating activities                                      1,285,351       245,975       (50,427)
                                                                           -----------   -----------   -----------
Cash flows from investing activities:
  (Decrease) increase in construction payables                               (110,795)     (607,204)      772,999
  Investment in real estate                                                  (828,992)   (7,381,063)   (8,892,261)
                                                                           -----------   -----------   -----------
                Net cash used in investing activities                        (939,787)   (7,988,267)   (8,119,262)
                                                                           -----------   -----------   -----------
Cash flows from financing activities:
  Contributions received from joint venture partners                        1,000,000     2,700,000    15,669,769
  Return of contributions from joint venture partners                               0    (1,000,000)            0
  Distributions to joint venture partners                                  (1,216,246)     (375,952)     (152,153)
                                                                           ----------    ----------    ----------
                Net cash (used in) provided by financing activities
                                                                             (216,246)    1,324,048    15,517,616
                                                                           ----------    -----------   ----------
Net increase (decrease) in cash and cash equivalents                          129,318    (6,418,244)    7,347,927
Cash and cash equivalents, beginning of period                                929,683     7,347,927             0
                                                                          -----------   -----------   -----------
Cash and cash equivalents, end of period                                  $ 1,059,001   $   929,683   $ 7,347,927
                                                                          ===========   ===========   ===========
Supplemental disclosure of noncash items:
  Deferred project costs contributed by partners, net                     $    55,900   $    71,066   $   669,769
                                                                          ===========   ===========   ===========

 5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                                   1997             1996            1995
                                                               -----------       ---------       ---------
Financial statement net income                                  $  795,654        $589,053        $901,828
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                   352,316
                                                                                   260,958          39,928
   Joint venture change in ownership                                     0               0           8,730
   Expenses deductible when paid for income tax
    purposes, accrued for financial reporting purposes
                                                                     4,088           6,032          13,744
   Rental income accrued for financial reporting
    purposes in excess of amounts for income tax purposes
                                                                   (60,288)        (46,654)        (47,699)
                                                                ----------        --------        --------
Income tax basis net income                                     $1,091,770        $809,389        $916,531
                                                                ==========        ========        ========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                   1997                 1996                 1995
                                                                -----------         ------------         ------------
Financial statement partners' capital                           $19,785,673          $20,545,091          $21,144,261
Increase (decrease) in partners' capital resulting
 from:
   Depreciation expense for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                        653,202              300,886               39,928
   Joint venture change in ownership                                  8,730                8,730                8,730
   Capitalization of syndication costs for income tax
    purposes, which are accounted for as cost of
    capital for financial reporting purposes                      3,655,694            3,655,694            3,655,694
   Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for income
    tax purposes                                                   (190,138)            (129,850)             (82,377)
   Accumulated expenses deductible when paid for
    income tax purposes, accrued for financial
    reporting purposes                                               26,147               22,059               15,208
   Partnership's distributions payable                              432,841              330,572              322,702
                                                                -----------          -----------          -----------
Income tax basis partners' capital                              $24,372,149          $24,728,020          $25,104,146
                                                                ===========          ===========          ===========

 6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                           $ 2,220,994
             1999                                             2,211,185
             2000                                             2,146,428
             2001                                             2,065,424
             2002                                             1,897,344
          Thereafter                                          7,499,166
                                                            -----------
                                                            $18,040,541
                                                            ===========

   Three significant tenants contributed approximately 21%, 28%, and 17% of rental income, which is included in equity of income of joint ventures, for the year ended December 31, 1997. In addition, four significant tenants will contribute approximately 15%, 21%, 20%, and 18% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                          $  833,808
             1999                                             788,101
             2000                                             725,527
             2001                                             675,986
             2002                                             653,869
          Thereafter                                        5,061,423
                                                           ----------
                                                           $8,738,714
                                                           ==========

   One significant tenant contributed approximately 67% of rental income for the year ended December 31, 1997. In addition, one significant tenant will contribute approximately 89% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                    $  811,017
             1999                                       800,552
             2000                                       655,056
             2001                                       589,985
             2002                                       335,261
          Thereafter                                    385,280
                                                     ----------
                                                     $3,577,151
                                                     ==========

   Two significant tenants contributed approximately 18% and 15% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 28% and 14% of future minimum rental income.

   The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 1997 is as follows:

         Year ending December 31:
             1998                                           $  945,121
             1999                                              948,664
             2000                                              936,186
             2001                                              966,506
             2002                                              961,845
          Thereafter                                         1,303,823
                                                            ----------
                                                            $6,062,145
                                                            ==========

   Two significant tenants contributed approximately 75% and 14% of rental income for the year ended December 31, 1997. In addition, three significant tenants will contribute approximately 70%, 15%, and 13% of future minimum rental income.

   The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                           $  980,000
             1999                                              980,000
             2000                                              980,000
             2001                                              980,000
             2002                                              990,000
          Thereafter                                         3,960,000
                                                            ----------
                                                            $8,870,000
                                                            ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                           $  517,319
             1999                                              505,102
             2000                                              462,620
             2001                                              383,707
             2002                                              286,043
          Thereafter                                           555,183
                                                            ----------
                                                            $2,709,974
                                                            ==========

   Two significant tenants contributed approximately 10% and 22% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 17% and 33% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1997 is as follows:

          Year ending December 31:
             1998                                          $ 2,179,779
             1999                                            2,183,002
             2000                                            2,195,447
             2001                                            2,082,905
             2002                                            1,927,031
          Thereafter                                        11,759,263
                                                           -----------
                                                           $22,327,427
                                                           ===========

   Two significant tenants contributed approximately 55% and 26% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 43% and 46% of future minimum rental income.

 7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                             1997 QUARTERS ENDED
                                                     --------------------------------------------------------------------
                                                     MARCH 31          JUNE 30          SEPTEMBER 30          DECEMBER 31
                                                     --------          -------          ------------          -----------
Revenues                                             $ 209,023         $ 198,922            $ 222,291            $ 254,566
Net income                                             179,641           171,569              208,740              235,704
Net income allocated to Class A limited
 partners                                              382,061           381,924              432,467              481,374
 Net loss allocated to Class B limited
 partners                                             (202,420)         (210,355)            (223,727)            (245,670)



                                                                              1997 QUARTERS ENDED
                                                    ----------------------------------------------------------------------
                                                     MARCH 31          JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                     --------          -------           ------------         ------------
Net income per weighted average Class A
 limited partner unit outstanding                    $    0.18         $    0.18            $    0.20            $    0.22
Net loss per weighted average Class B
 limited partner unit outstanding                        (0.52)            (0.58)               (0.65)               (0.72)
Cash distribution per weighted average Class
 A limited partner unit outstanding                       0.17              0.17                 0.19                 0.20


                                                                              1996 QUARTERS ENDED
                                                      --------------------------------------------------------------------
                                                      MARCH 31          JUNE 30          SEPTEMBER 30          DECEMBER 31
                                                      --------          -------          ------------          -----------
Revenues                                             $ 179,792         $ 130,335            $ 160,514            $ 205,141
Net income                                             160,761            96,138              144,677              187,477
Net income allocated to Class A limited
 partners                                              277,507           240,165              358,439              358,606
Net loss allocated to Class B limited
 partners                                             (116,746)         (144,027)            (213,762)            (171,129)
Net income per weighted average Class A
 limited partner unit outstanding                    $    0.13         $    0.12            $    0.17            $    0.17
Net loss per weighted average Class B
 limited partner unit outstanding                        (0.27)            (0.35)               (0.54)               (0.44)
Cash distribution per weighted average Class
 A limited partner unit outstanding                       0.15              0.14                 0.12                 0.15


 8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Partners of
Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 9, 1998

                             THE HARTFORD BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                               1997             1996
                                                                            ----------      -----------
REAL ESTATE ASSETS:
 Land                                                                       $  528,042       $  528,042
 Building and improvements, less accumulated depreciation of
  $960,729 in 1997 and $668,698 in 1996                                      5,841,712        6,133,743
                                                                            ----------      -----------
        Total real estate assets                                             6,369,754        6,661,785

CASH                                                                           245,298          157,443

DUE FROM AFFILIATE                                                                   0           11,767

ACCOUNTS RECEIVABLE                                                             39,648           46,348
                                                                            ----------       ----------
       Total assets                                                         $6,654,700       $6,877,343
                                                                            ==========       ==========


                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                          $  167,970       $  171,064
 Due to affiliate                                                               78,914                0
                                                                            ----------       ----------
       Total liabilities                                                       246,884          171,064
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES
 Partners' capital:
   Wells Real Estate Fund V, L.P.                                            3,326,547        3,466,241
   Wells Real Estate Fund VI, L.P.                                           3,081,269        3,240,038
                                                                             ---------        ---------
       Total partners' capital                                               6,407,816        6,706,279
                                                                             ---------        ---------
       Total liabilities and partners' capital                              $6,654,700       $6,877,343
                                                                            ==========       ==========



      The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                     1997           1996           1995
                                                                  ---------      ---------       --------
REVENUES:
 Rental income                                                    $717,499        $717,499       $717,499
                                                                  ---------       --------       --------
EXPENSES:
 Depreciation                                                      292,031         292,031        199,551
 Operating costs, net of reimbursements                            (19,184)         10,494         14,612
 Management and leasing fees                                        30,189          28,700         28,700
 Legal and accounting                                                9,201           2,044          4,821
 Computer costs                                                          0           1,410          1,749
                                                                  --------        --------       --------
                                                                   312,237         334,679        249,433
                                                                  --------        --------       --------
NET INCOME                                                        $405,262        $382,820       $468,066
                                                                  ========        ========       ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.            $189,812        $181,919       $227,788
                                                                  ========        ========       ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.           $215,450        $200,901       $240,278
                                                                  ========        ========       ========



        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                          WELLS REAL          WELLS REAL            TOTAL
                                                            ESTATE              ESTATE            PARTNERS'
                                                         FUND V, L.P.        FUND VI, L.P.         CAPITAL
                                                         ------------        -------------       -----------
BALANCE, DECEMBER 31, 1994                                 $3,707,881           $3,502,845        $7,210,726

 Net income                                                   227,788              240,278           468,066
 Distributions                                               (327,595)            (346,455)         (674,050)
                                                           ----------            ---------         ---------
BALANCE, DECEMBER 31, 1995                                  3,608,074            3,396,668         7,004,742

 Net income                                                   181,919              200,901           382,820
 Distributions                                               (323,752)            (357,531)         (681,283)
                                                            ---------            ---------         ---------
BALANCE, DECEMBER 31, 1996                                  3,466,241            3,240,038         6,706,279

 Net income                                                   189,812              215,450           405,262
 Distributions                                               (329,294)            (374,431)         (703,725)
                                                           ----------           ----------       -----------
BALANCE, DECEMBER 31, 1997                                 $3,326,759           $3,081,057        $6,407,816
                                                           ==========           ==========       ===========





        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                     1997             1996             1995
                                                                  ---------       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $ 405,262        $ 382,820        $ 468,066
                                                                  ---------        ---------        ---------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                   292,031          292,031          199,551
     Changes in assets and liabilities:
       Accounts receivable                                            6,700            6,700            6,700
       Received from (due to) affiliate                              90,681          (30,018)          46,069
                                                                   --------         ---------         -------
         Total adjustments                                          389,412          268,713          252,320
                                                                   --------         ---------         -------
         Net cash provided by operating activities
                                                                    794,674          651,533          720,386
                                                                   --------          --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                           (706,819)        (677,785)        (668,436)
                                                                   --------         ---------        --------
NET INCREASE (DECREASE) IN CASH                                      87,855          (26,252)          51,950

CASH, BEGINNING OF YEAR                                             157,443          183,695          131,745
                                                                  ---------        ---------        ---------
CASH, END OF YEAR                                                 $ 245,298        $ 157,443        $ 183,695
                                                                  =========        =========        =========



        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V owns 47%, 47%, and 48% of Hartford and Fund VI owns 53%, 53%, and 52% of Hartford at December 31, 1997, 1996, and 1995, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of the Hartford real estate assets as of December 31, 1997.

   Depreciation is calculated using the straight-line method over the estimated useful life of the real estate assets. Effective October 1, 1995, Hartford revised its estimate of the useful life of the building and improvements from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $29,487 in the fourth quarter of 1995 and $121,970 in the years ended December 31, 1997 and 1996.

   REVENUE RECOGNITION

   The lease on the Hartford real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

 2. RENTAL INCOME

    The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1997 is as follows:

            Year ending December 31:
                1998                                        $  724,200
                1999                                           724,200
                2000                                           724,200
                2001                                           724,200
                2002                                           724,200
             Thereafter                                        663,850
                                                            ----------
                                                            $4,284,850
                                                            ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1997 and represents 100% of the future minimum rental income above.

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

   Hartford incurred management and leasing fees of $30,189, $28,700, and $28,700 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

 4. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Hartford. In the normal course of business, Hartford may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997


                                                                                INITIAL COST
                                                                 ---------------------------------------------
                                                                             BUILDINGS AND         CAPITALIZED
    DESCRIPTION                                  ENCUMBRANCES       LAND      IMPROVEMENTS         IMPROVEMENTS
                                               ---------------------------------------------------------------
HARTFORD BUILDING (a)                                None        $  528,042     6,775,574         $     26,867

STOCKBRIDGE VILLAGE II (b)                           None         1,095,219              0           1,973,222

MARATHON BUILDING (c)                                None           314,591      8,367,904                   0

STOCKBRIDGE VILLAGE III (d)                          None         1,015,674              0           1,977,793

STOCKBRIDGE VILLAGE I EXPANSION (e)                  None           712,234              0           2,340,101

880 PROPERTY (f)                                     None         1,325,242              0           5,592,612

BELLSOUTH PROPERTY (g)                               None         1,244,256              0           7,353,027

TANGLEWOOD COMMONS (h)                               None         3,020,040              0           5,611,959

CHEROKEE COMMONS (i)                                 None         1,142,663      6,462,837           2,827,237
                                                --------------------------------------------------------------
       Total                                                    $10,398,325    $21,606,315         $27,702,818
                                                ==============================================================


                                                              GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997
                                                           ----------------------------------------------------------
                                                                         BUILDINGS AND    CONSTRUCTION
        DESCRIPTION                                            LAND       IMPROVEMENTS     IN PROGRESS      TOTAL
                                                           ----------------------------------------------------------
HARTFORD BUILDING (a)                                      $   528,042    $ 6,802,441      $      0    $ 7,330,483

STOCKBRIDGE VILLAGE II (b)                                   1,094,691      1,973,257           493      3,068,441

MARATHON BUILDING (c)                                          314,591      8,367,904             0      8,682,495

STOCKBRIDGE VILLAGE II (d)                                   1,062,720      1,927,980         2,767      2,993,467

STOCKBRIDGE VILLAGE I EXPANSION (e)                            749,727      2,270,706        31,902      3,052,335

800 PROPERTY (f)                                             1,325,242      5,533,048        59,564      6,917,854

BELLSOUTH PROPERTY (g)                                       1,301,890      7,295,393             0      8,597,283

TANGLEWOOD COMMONS (h)                                       3,159,928      5,377,356        94,715      8,631,999

CHEROKEE COMMONS (i)                                         1,219,704      9,210,142         2,891     10,432,737
                                                           -------------------------------------------------------
      Total                                                $10,756,535    $48,758,227      $192,332    $59,707,094
                                                           =======================================================



                                                                               LIFE ON WHICH
                                        ACCUMULATED     DATE OF       DATE     DEPRECIATION
                DESCRIPTION            DEPRECIATION  CONSTRUCTION  ACQUIRED    IS COMPUTED (J)
----------------------------------------------------------------------------------------------
HARTFORD BUILDING (A)                    $  960,729     1981       12/29/93     20 to 25 years

STOCKBRIDGE VILLAGE II (B)                  223,996     1994       11/12/99     20 to 25 years

MARATHON BUILDING (C)                     1,005,614     1991       09/16/94     20 to 25 years

STOCKBRIDGE VILLAGE III (D)                 199,541     1995       04/07/94     20 to 25 years

STOCKBRIDGE VILLAGE I EXPANSION (E)         164,770     1996       06/07/95     20 to 25 years

880 PROPERTY (F)                            507,772     1996       01/31/90     20 to 25 years

BELLSOUTH PROPERTY (G)                      733,951     1996       04/25/95     20 to 25 years

TANGLEWOOD COMMONS (H)                      191,155     1997       05/31/95     20 to 25 years

CHEROKEE COMMONS (I)                      2,273,149     1986       06/09/87     20 to 25 years
                                         ----------
       Total                             $6,260,677
                                         ==========


(a) The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fu nd V and VI Associates at December 31, 1997.

(b) Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fund V and VI Associates at December 31, 1997.

(c) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisc onsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates at December 31, 1997.

(d) Stockbridge Vi llage III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 43% interest in Fund VI and VII Associates at December 31, 1997.

(e) Stockbridge Village I Expansion is a retail shopping center located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 43% interest in Fund VI and VII Associates at December 31, 1997.

(f) The 880 Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 27% interest in Fund II, III, VI, and VII Associates at December 31, 1997.

(g) The BellSouth Property is a four-story, 93,000 square-foot building located in Jacksonville, Florida. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates at December 31, 1997.

(h) Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates at December 31, 1997.

(i) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1997.

(j) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997




                                                                       Accumulated
                                                    Cost               Depreciation
                                                 -----------           ------------
BALANCE AT DECEMBER 31, 1995                     $47,062,226             $2,175,842

 1996 additions                                   10,456,616              1,760,901
                                                 -----------              ---------
BALANCE AT DECEMBER 31, 1996                      57,518,842              3,936,743

 1997 additions                                    2,236,092              2,339,142
 1997 deductions                                     (47,840)               (15,208)
                                                 -----------             ----------
BALANCE AT DECEMBER 31, 1997                     $59,707,094             $6,260,677
                                                 ===========             ==========

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

EXHIBIT                                                                           SEQUENTIAL
Number                              DESCRIPTION OF DOCUMENT                      Page Number
-----------------  ---------------------------------------------------------  ------------------
*3(a)              Certificate of Limited Partnership of Wells Real Estate           N/A
                   Fund VI, L.P. (Exhibit 3(c) to Registration Statement of
                   Wells Real Estate Fund VI, L.P. and Wells Real Estate
                   Fund VII, L.P., File No. 33-55908)

*4(a)              Agreement of Limited Partnership of Wells Real Estate             N/A
                   Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate
                   Fund VI, L.P. for the fiscal year ended December 31,
                   1993, File No. 0-23656)

*10(a)             Management Agreement between Wells Real Estate Fund VI,           N/A
                   L.P. and Wells Management Company, Inc. (Exhibit to Form
                   10-K of Wells Real Estate Fund VI, L.P. for the fiscal
                   year ended December 31, 1993, File No. 0-23656)

*10(b)             Leasing and Tenant Coordinating Agreement between Wells           N/A
                   Real Estate Fund VI, L.P. and Wells Management Company,
                   Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VI,
                   L.P. for the fiscal year ended December 31, 1993, File
                   No. 0-23656)

*10(c)             Custodial Agency Agreement dated March 25, 1993, between          N/A
                   Wells Real Estate Fund VI, L.P. and NationsBank of
                   Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate
                   Fund VI, L.P. for the fiscal year ended December 31,
                   1993, File No. 0-23656)

*10(d)             Fund V and Fund VI Associates Joint Venture Agreement             N/A
                   dated December 27, 1993 (Exhibit 10(g) to Post-Effective
                   Amendment No. 1 to Registration Statement of Wells Real
                   Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                   L.P., File No. 33-55908)


EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------

*10(e)             Sale and Purchase Agreement dated November 17, 1993,                 N/A
                   with Hartford Accident and Indemnity Company (Exhibit
                   10(h) to Post-Effective Amendment No. 1 to Registration
                   Statement of Wells Real Estate Fund VI, L.P. and Wells
                   Real Estate Fund VII, L.P., File No. 33-55908)

*10(f)             Lease with Hartford Fire Insurance Company December 29,              N/A
                   1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to
                   Registration Statement of Wells Real Estate Fund VI,
                   L.P. and Wells Real Estate Fund VII, L.P., File No.
                   33-55908)

*10(g)             Amended and Restated Custodial Agency Agreement dated                N/A
                   April 1, 1994, between Wells Real Estate Fund VI, L.P.
                   and NationsBank of Georgia, N.A. (Exhibit to Form 10-K
                   of Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1994, File No. 0-23656)

*10(h)             First Amendment to Joint Venture Agreement of Fund V and             N/A
                   Fund VI Associates dated July 1, 1994 (Exhibit 10(x) to
                   Form 10-K of Wells Real Estate Fund V, L.P. for the
                   fiscal year ended December 31, 1994, File No. 0-21580)

*10(i)             Land and Building Lease Agreement dated March 29, 1994,              N/A
                   between Apple Restaurants, Inc. and NationsBank of
                   Georgia, N.A., as Agent for Wells Real Estate Fund V,
                   L.P. (Exhibit 10(y) to Form 10-K of Wells Real Estate
                   Fund V, L.P. for the fiscal year ended December 31,
                   1994, File No. 0-21580)

*10(j)             Building Lease Agreement dated September 9, 1994,                    N/A
                   between Glenn's Open-Pit Bar-B-Que, Inc. and NationsBank
                   of Georgia, N.A., as Agent for Fund V and Fund VI
                   Associates (Exhibit 10(z) to Form 10-K of Wells Real
                   Estate Fund V, L.P. for the fiscal year ended December
                   31, 1994, File No. 0-21580)


EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------
*10(k)             Joint Venture Agreement of Fund V, Fund VI and Fund VII              N/A
                   Associates dated September 8, 1994, among Wells Real
                   Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and
                   Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to
                   Post-Effective Amendment No. 6 to Registration Statement
                   of Wells Real Estate Fund VI, L.P. and Wells Real Estate
                   Fund VII, L.P., File No. 33-55908)

*10(l)             Agreement for the Purchase and Sale of Property dated                N/A
                   August 24, 1994, between Interglobia Inc. - Appleton and
                   NationsBank of Georgia, N.A., as Agent for Fund V and
                   Fund VI Associates (Exhibit 10(k) to Post-Effective
                   Amendment No. 6 to Registration Statement of Wells Real
                   Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                   L.P., File No. 33-55908)

*10(m)             Assignment and Assumption of Agreement for the Purchase              N/A
                   and Sale of Real Property dated September 9, 1994,
                   between NationsBank of Georgia, N.A., as Agent for Fund
                   V and Fund VI Associates, and NationsBank of Georgia,
                   N.A., as Agent for Fund V, Fund VI and Fund VII
                   Associates (Exhibit 10(l) to Post-Effective Amendment
                   No. 6 to Registration Statement of Wells Real Estate
                   Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File
                   No. 33-55908)

*10(n)             Building Lease dated February 14, 1991, between                      N/A
                   Interglobia Inc. - Appleton and Marathon
                   Engineers/Architects/Planners, Inc. (included as part of
                   Exhibit D to Exhibit 10(k) to Post-Effective Amendment
                   No. 6 to Registration Statement of Wells Real Estate
                   Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File
                   No. 33-55908)


EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------
*10(o)             Limited Guaranty of Lease dated January 1, 1993, by J.              N/A
                   P. Finance OY and Fluor Daniel, Inc. for the benefit of
                   Interglobia Inc. - Appleton (included as Exhibit B to
                   Assignment, Assumption and Amendment of Lease referred
                   to as Exhibit 10(p) below, which is included as part of
                   Exhibit D to Exhibit 10(k) to Post-Effective Amendment
                   No. 6 to Registration Statement of Wells Real Estate
                   Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File
                   No. 33-55908)

*10(p)             Assignment, Assumption and Amendment of Lease dated                 N/A
                   January 1, 1993, among Interglobia Inc. - Appleton,
                   Marathon Engineers/Architects/Planners, Inc. and Jaakko
                   Poyry Fluor Daniel (included as part of Exhibit D to
                   Exhibit 10(k) to Post-Effective Amendment No. 6 to
                   Registration Statement of Wells Real Estate Fund VI,
                   L.P. and Wells Real Estate Fund VII, L.P., File No.
                   33-55908)

*10(q)             Second Amendment to Building lease dated August 15,                 N/A
                   1994, between Interglobia Inc. - Appleton and Jaakko
                   Poyry Fluor Daniel (successor-in-interest to Marathon
                   Engineers/Architects/Planners, Inc.) (included as
                   Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment
                   No. 6 to Registration Statement of Wells Real Estate
                   Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File
                   No. 33-55908)

*10(r)             Assignment and Assumption of Lease dated September 6,               N/A
                   1994, between Interglobia Inc. - Appleton and
                   NationsBank of Georgia, N.A., as Agent for Fund V, Fund
                   VI and Fund VII Associates (Exhibit 10(q) to
                   Post-Effective Amendment No. 6 to Registration Statement
                   of Wells Real Estate Fund VI, L.P. and Wells Real Estate
                   Fund VII, L.P., File No. 33-55908)

*10(s)             Agreement for the Purchase and Sale of Real Property                N/A
                   dated April 7, 1994, between 138 Industrial Ltd. and
                   NationsBank of Georgia, N.A., as Agent for Wells Real
                   Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real
                   Estate Fund VI, L.P. for the fiscal year ended December
                   31, 1994, File No. 0-23656)




EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------
*10(t)             Land and Building Lease Agreement dated August 22, 1994,              N/A
                   between KRR Stockbridge, Inc. d/b/a Kenny Rogers
                   Roasters and NationsBank of Georgia, N.A., as Agent for
                   Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of
                   Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1994, File No. 0-23656)

*10(u)             Joint Venture Agreement of Fund VI and Fund VII                       N/A
                   Associates dated December 9, 1994 (Exhibit to Form 10-K
                   of Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1994, File No. 0-23656)

*10(v)             Building Lease Agreement dated December 19, 1994,                     N/A
                   between Damon's of Stockbridge, LLC d/b/a Damon's
                   Clubhouse and NationsBank of Georgia, N.A., as Agent for
                   Fund VI and Fund VII Associates (Exhibit to Form 10-K of
                   Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1994, File No. 0-23656)

*10(w)             Joint Venture Agreement of Fund II, III, VI and VII                   N/A
                   Associates dated January 10, 1995 (Exhibit to Form 10-K
                   of Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1995, File No. 0-23656)

*10(x)             Joint Venture Agreement of Fund VI, Fund VII and Fund                 N/A
                   VIII Associates dated April 17, 1995 (Exhibit 10(q) to
                   Post-Effective Amendment No. 3 to Form S-11 Registration
                   Statement of Wells Real Estate Fund VIII, L.P. and Wells
                   Real Estate Fund IX, L.P., File No. 33-83852)

*10(y)             Agreement for the Purchase and Sale of Real Property                  N/A
                   dated February 13, 1995, between G.L. National, Inc. and
                   Wells Capital, Inc. (Exhibit 10(r) to Post-Effective
                   Amendment No. 3 to Form S-11 Registration Statement of
                   Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                   Fund IX, L.P., File No. 33-83852)


EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------
*10(z)             Agreement to Lease dated February 15, 1995, between               N/A
                   NationsBank of Georgia, N.A., as Agent for Wells Real
                   Estate Fund VII, L.P. and BellSouth Advertising &
                   Publishing Corporation (Exhibit 10(s) to Post-Effective
                   Amendment No. 3 to Form S-11 Registration Statement of
                   Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                   Fund IX, L.P., File No. 33-83852)

*10(aa)            Development Agreement dated April 25, 1995, between Fund          N/A
                   VI, Fund VII and Fund VIII Associates and ADEVCO
                   Corporation (Exhibit 10(t) to Post-Effective Amendment
                   No. 3 to Form S-11 Registration Statement of Wells Real
                   Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                   L.P., File No. 33-83852)

*10(bb)            Owner-Contractor Agreement dated April 24, 1995, between          N/A
                   Fund VI, Fund VII and Fund VIII Associates, as Owner,
                   and McDevitt Street Bovis, Inc., as Contractor (Exhibit
                   10(u) to Post-Effective Amendment No. 3 to Form S-11
                   Registration Statement of Wells Real Estate Fund VIII,
                   L.P. and Wells Real Estate Fund IX, L.P., File No.
                   33-83852)

*10(cc)            Architect's Agreement dated February 15, 1995, between            N/A
                   Wells Real Estate Fund VII, L.P., as Owner, and Mayes,
                   Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v)
                   to Post-Effective Amendment No. 3 to Form S-11
                   Registration Statement of Wells Real Estate Fund VIII,
                   L.P. and Wells Real Estate Fund IX, L.P., File No.
                   33-83852)

*10(dd)            First Amendment to Joint Venture Agreement of Fund VI             N/A
                   and Fund VII Associates dated May 25, 1995 (Exhibit to
                   Form 10-K of Wells Real Estate Fund VI, L.P. for the
                   fiscal year ended December 31, 1995, File No. 0-23656)

*10(ee)            First Amendment to Joint Venture Agreement of Fund VI,            N/A
                   Fund VII and Fund VIII Associates dated May 30, 1995
                   (Exhibit 10(w) to Post Effective Amendment No. 4 to Form
                   S-11 Registration Statement of Wells Real Estate Fund
                   VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                   33-83852)


EXHIBIT                                                                           SEQUENTIAL
NUMBER                              DESCRIPTION OF DOCUMENT                      PAGE NUMBER
-----------------  ---------------------------------------------------------  ------------------
*10(ff)            Real Estate Purchase Agreement dated April 13, 1995                    N/A
                   (Exhibit 10(x) to Post Effective Amendment No. 4 to Form
                   S-11 Registration Statement of Wells Real Estate Fund
                   VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
                   33-83852)

*10(gg)            Lease Agreement dated February 27, 1995, between                       N/A
                   NationsBank of Georgia, N.A., as agent for Wells Real
                   Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit
                   10(y) to Post Effective Amendment No. 4 to Form S-11
                   Registration Statement of Wells Real Estate Fund VIII,
                   L.P. and Wells Real Estate Fund IX, L.P., File No.
                   33-83852)

*10(hh)            Development Agreement dated May 31, 1995, between Fund                 N/A
                   VI, Fund VII and Fund VIII Associates and Norcom
                   Development, Inc. (Exhibit 10(z) to Post Effective
                   Amendment No. 4 to Form S-11 Registration Statement of
                   Wells Real Estate Fund VIII, L.P. and Wells Real Estate
                   Fund IX, L.P., File No. 33-83852)

*10(ii)            Joint Venture Agreement of Fund I, II, II-OW, VI and VII               N/A
                   Associates dated August 1, 1995 (Exhibit to Form 10-K of
                   Wells Real Estate Fund VI, L.P. for the fiscal year
                   ended December 31, 1995, File No. 0-23656)

*10(jj)            Lease Modification Agreement No. 3 with The Kroger Co.                 N/A
                   dated December 31, 1993 (Exhibit 10(k) to Form 10-K of
                   Wells Real Estate Fund I for the fiscal year ended
                   December 31, 1993, File No. 0-14463)