Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND VI L P
filed 1998-05-13
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1998       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               -----------------  -----------------------------
Commission file number                           0-23656
                       --------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

          Georgia                                          58-2022628
--------------------------------------          -------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements

        Balance Sheets - March 31, 1998
        and December 31, 1997.............................................  3

        Statements of Income for the Three Months
        Ended March 31, 1998
        and 1997..........................................................  4

        Statement of Partners' Capital
        for the Year Ended December 31, 1997,
        and the Three Months Ended March 31, 1998.........................  5

        Statements of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997.....................................  6

        Condensed Notes to Financial Statements...........................  7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations......................................................  8

PART II.  OTHER INFORMATION............................................... 19

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                             Assets                                   March 31, 1998   December 31, 1997
                             ------                                   --------------   -----------------
  Investment in joint ventures (Note 2)                                  $19,324,550         $19,479,915
  Cash and cash equivalents                                                  224,353             268,337
  Due from affiliates                                                        451,367             465,733
  Deferred project costs                                                       2,666               2,666
  Organization costs, less accumulated
    amortization of $31,250 in 1998 and
       $29,687 in 1997                                                             0               1,563
  Prepaid expenses and other assets                                              300                 300
                                                                         -----------         -----------
          Total assets                                                   $20,003,236         $20,218,514
                                                                         ===========         ===========

           Liabilities and Partners' Capital
           ---------------------------------

Liabilities:
     Partnership distribution payable                                    $   437,428         $   432,841
                                                                         -----------         -----------

    Partners' capital:
     Class A - 2,160,395 units outstanding                                18,540,782          18,525,190
     Class B - 339,605 units outstanding                                   1,025,026           1,260,483
                                                                         -----------         -----------


          Total partners' capital                                         19,565,808          19,785,673
                                                                         -----------         -----------

               Total liabilities and partners' capital                   $20,003,236         $20,218,514
                                                                         ===========         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                             Three Months Ended
                                                             ------------------
                                                 March 31, 1998                 March 31, 1997
                                                 --------------                 --------------
Revenues:
     Interest income                                  $   3,595                       $   8,845
     Equity in income of joint ventures
          (Note 2)                                      230,564                         200,178
                                                      ---------                       ---------
                                                        234,159                         209,023
                                                      ---------                       ---------

Expenses:
     Legal and accounting                                 4,771                           8,594
     Computer costs                                       2,017                           2,493
     Partnership administration                          10,218                          16,732
     Amortization of organization
         costs                                            1,563                           1,563
                                                      ---------                       ---------
                                                         18,569                          29,382
                                                      ---------                       ---------
     Net income                                       $ 215,590                       $ 179,641
                                                      =========                       =========


Net income allocated to Class A
     Limited Partners                                 $ 445,504                       $ 382,061

Net loss allocated to Class B
     Limited Partners                                 $(229,914)                      $(202,420)


Net income per Class A Limited
     Partner Unit                                     $    0.21                       $    0.18

Net loss per Class B Limited Partner
     Unit                                             $   (0.68)                      $   (0.52)

Cash distribution per Class A
     Limited Partner Unit                             $    0.20                       $    0.17

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1998


                                                 LIMITED PARTNERS
                                  ----------------------------------------------
                                          CLASS A                 CLASS B                      TOTAL
                                  -----------------------  ---------------------   GENERAL    PARTNERS'
                                    UNITS       AMOUNT      UNITS      AMOUNT     PARTNERS    CAPITAL
                                  ---------  ------------  --------  -----------  --------  ------------
     BALANCE, DECEMBER 31, 1996   2,113,257  $18,162,497   386,743   $2,382,594         $0  $20,545,091

          Net income (loss)               0    1,677,826         0     (882,172)         0      795,654
          Partnership
           distributions                  0   (1,555,072)        0            0          0   (1,555,072)
          Class B conversion         45,638      239,939   (45,638)    (239,939)         0            0
           elections              ---------  -----------   -------   ----------         --  -----------
     BALANCE, DECEMBER 31, 1997   2,158,895   18,525,190   341,105    1,260,483          0   19,785,673
                                  ---------  -----------   -------   ----------         --  -----------

          Net income (loss)               0      445,504         0     (229,914)         0      215,590
          Partnership
           distributions                  0     (435,455)        0            0          0     (435,455)
          Class B conversion          1,500        5,543    (1,500)      (5,543)         0            0
           elections              ---------  -----------   -------   ----------         --  -----------
     BALANCE,  MARCH 31, 1998     2,160,395  $18,540,782   339,605   $1,025,026         $0  $19,565,808
                                  =========  ===========   =======   ==========         ==  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                     -----------------------------------------------
                                                                     March 31, 1998                   March 31, 1997
                                                                     --------------                   --------------
Cash flow from operating activities:
    Net income                                                            $ 215,590                        $ 179,641
     Adjustments to reconcile net income to net
       cash used in operating activities:                                  (230,564)                        (200,178)
        Equity in income of joint ventures
        Amortization of organization costs                                    1,563                            1,563
        Changes in assets and liabilities:
           Prepaids & other assets                                                0                              800
           Accounts payable                                                       0                           (4,500)
                                                                          ---------                        ---------
            Net cash used in operating
                activities                                                  (13,411)                         (22,674)
                                                                          ---------                        ---------
   Cash flow from investing activities:
        Distributions received from joint
         ventures                                                           458,233                          335,877

        Investment in joint ventures                                        (57,938)                         (98,326)
                                                                          ---------                        ---------
              Net cash provided by investing
               activities                                                   400,295                          237,551
                                                                          ---------                        ---------

    Cash flow from financing activities:
        Partnership distributions paid                                     (430,868)                        (330,572)
                                                                          ---------                        ---------
             Net decrease in cash
                 and cash equivalents                                       (43,984)                        (115,695)

    Cash and cash equivalents, beginning of year                            268,337                          589,082
                                                                          ---------                        ---------

    Cash and cash equivalents, end of period                              $ 224,353                        $ 473,387
                                                                          =========                        =========


    Supplemental Schedule of noncash
     investing activities - deferred
     project costs applied to investing activities                        $       0                        $   5,389
                                                                          =========                        =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement


(1) Summary of Significant Accounting Policies
    ------------------------------------------

(a) General
-----------

The Partnership is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions for 2,500,000 Limited Partnership Units, composed of 1,933,218 Class A and 566,782 Class B Limited Partnership Units.

The Partnership owns interests in properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture among the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

As of March 31, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville,

Florida (the "BellSouth Property") and; (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

(b).  Basis of Presentation
---------------------------

The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership")
have been   prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1997.


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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $234,159 for the quarter ended March 31, 1998, as compared to $209,023 for the quarter ended March 31, 1997. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $18,569 for 1998, as compared to $29,382 for 1997. The decrease in expenses for 1998, as compared to 1997, was primarily due to decreased accounting fees and partnership administration expenses.

Net income of the Partnership was $215,590 for the three months ended March 31, 1998, as compared to $179,641 for the same period in 1997. The increase in net income for 1998 from 1997 is due primarily to increased revenues and decreased expenses as noted above.

Net cash used in operating activities decreased from $22,674 in 1997 to $13,411 in 1998. This decrease was due primarily to decreased expenses. Net cash provided by investing activities increased for the three months ended March 31, 1998, as compared to the same period in 1997, due to a decreased in investments in joint ventures and an increase in joint venture distributions. Partnership distributions also increased in 1998, as compared to 1997. These changes produced cash and cash equivalents of $473,387 and $224,353 at March 31, 1997 and 1998, respectively.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Units of $.20 for the three months ended March 31, 1998, as compared to distributions of $.17 per Class A Unit for the same period in 1997. No cash distributions of investment income were made to Limited Partners holding Class B Units or to the General Partners.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expenses as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

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

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following operational properties

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                                            Three Months Ended
                                                                 --------------------------------------
                                                                 March 31, 1998          March 31, 1997
                                                                 ---------------         --------------
Revenues:
Rental Income                                                          $179,375               $179,375

Expenses:
  Depreciation                                                           73,005                 73,008
  Management & leasing expenses                                           5,656                  8,067
  Other operating expenses                                                5,222                (17,255)
                                                                       --------               --------
                                                                         83,883                 63,820
                                                                       --------               --------

Net income                                                             $ 95,492               $115,555
                                                                       ========               ========

Occupied %                                                                  100%                   100%
Partnership Ownership %                                                    53.5%                  53.0%

Cash Distribution to Partnership                                       $ 90,143               $100,392

Net Income Allocated to the
  Partnership                                                          $ 51,059               $ 60,977

     Net income decreased and expenses increased in 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which is recorded in 1997, in other operating expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 53.0% in 1997, to 53.5% in 1998, due to additional fundings by the Partnership in

     1997, which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                                                          Three Months Ended
                                                                --------------------------------------
                                                                March 31, 1998          March 31, 1997
                                                                --------------          --------------
Revenues:
Rental Income                                                          $58,944                 $63,336

Expenses:
  Depreciation                                                          25,703                  20,865
  Management & leasing expenses                                          8,602                   4,914
  Other operating expenses                                               4,524                  32,356
                                                                       -------                 -------
                                                                        38,829                  58,135
                                                                       -------                 -------

Net income                                                             $20,115                 $ 5,201
                                                                       =======                 =======

Occupied %                                                                  72%                     66%
Partnership Ownership %                                                   53.5%                   53.0%

Cash Distribution to Partnership                                       $23,565                 $12,756

Net Income Allocated to the
  Partnership                                                          $10,755                 $ 2,747

    Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in the first quarter of 1997 for Glenn's Open Pit Bar-B-Que which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

    The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.5% for 1998, as compared to 53.0% in 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                                      Three Months Ended
                                                            -------------------------------------
                                                            March 31, 1998         March 31, 1997
                                                            --------------         --------------
Revenues:
Rental Income                                                     $242,754               $239,956

Expenses:
  Depreciation                                                      87,646                 87,646
  Management & leasing expenses                                      9,890                 10,002
  Other operating expenses                                           3,642                  1,128
                                                                  --------               --------
                                                                   101,178                 98,776
                                                                  --------               --------

Net income                                                        $141,576               $141,180
                                                                  ========               ========

Occupied %                                                             100%                   100%
Partnership Ownership %                                               41.8%                  41.8%

Cash Distribution to Partnership                                  $ 96,861               $ 97,912

Net Income Allocated to the
  Partnership                                                     $ 59,221               $ 59,056

     Rental income increase for the three months ended March 31, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. A small decrease in management and leasing fees in first quarter 1998, over first quarter 1997 was offset by an increase in operating expenses, primarily accounting and administrative fees. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the three months ended March 31, 1998 and 1997.

 Stockbridge Village III / Fund VI - Fund VII Joint Venture
 ----------------------------------------------------------

                                                                     Three Months Ended
                                                            -------------------------------------
                                                            March 31, 1998         March 31, 1997
                                                            --------------         --------------
Revenues:
Rental Income                                                     $ 59,244                $68,573

Expenses:
  Depreciation                                                      22,714                 21,452
  Management & leasing expenses                                      8,231                  7,483
  Other operating expenses                                          33,217                 13,473
                                                                  --------                -------
                                                                    64,162                 42,408
                                                                  --------                -------

Net (loss) income                                                 $ (4,918)               $26,165
                                                                  ========                =======

Occupied %                                                              82%                    87%
Partnership Ownership %                                               43.0%                  42.8%

Cash Distribution to Partnership                                  $  8,125                $26,877

Net (Loss) Income Allocated to the
  Partnership                                                     $ (2,123)               $14,975

     A net loss is reflected for first quarter of 1998, as compared to net income of $26,165 for the same period in 1997. The loss was due to a decrease in rental income and an increase in expenses which were the result of Kenny Rogers Roasters, a restaurant, which vacated its leased space in the first quarter of 1998. A bad debt reserve is being recorded, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease this space.

     The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.0% for 1998, as compared to 42.8% in 1997, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI - Fund VII Joint Venture.

 Holcomb Bridge Road Project / Fund II, III, VI,VII Joint Venture
 ----------------------------------------------------------------


                                                                     Three Months Ended
                                                            -------------------------------------
                                                            March 31, 1998         March 31, 1997
                                                            --------------         --------------
Revenues:
Rental Income                                                     $213,235               $160,185

Expenses:
  Depreciation                                                      93,904                 66,130
  Management & leasing expenses                                     29,364                 20,580
  Other operating expenses                                          23,033                 30,307
                                                                  --------               --------
                                                                   146,301                117,017
                                                                  --------               --------

Net income                                                        $ 66,934               $ 43,168
                                                                  ========               ========

Occupied %                                                              94%                    63%
Partnership Ownership %                                               26.9%                  26.0%

Cash Distribution to Partnership                                  $ 45,935               $ 28,447

Net Income Allocated to the
  Partnership                                                     $ 17,998               $ 11,232


     In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet of space.

     As of March 31, 1998, fourteen tenants are occupying approximately 46,600 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1998, compared to the same quarter of 1997, are due to the five additional tenants occupying the property in 1998, as compared to the first quarter of 1997.

     The Partnership's ownership percentage in the Fund II-III-VI-VII Joint Venture increased to 26.9% in 1998, as compared to 26.0% in 1997, due to additional funding by the Partnership.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                                     Three Months Ended
                                                            --------------------------------------
                                                            March 31, 1998          March 31, 1997
                                                            --------------          --------------
Revenues:
Rental Income                                                      $71,087                $ 31,910

Expenses:
  Depreciation                                                      34,652                  22,374
  Management & leasing expenses                                      9,508                   3,409
  Other operating expenses                                           9,521                   8,522
                                                                   -------                --------
                                                                    53,681                  34,305
                                                                   -------                --------

Net income (loss)                                                  $17,406                $ (2,395)
                                                                   =======                ========

Occupied %                                                              79%                     41%
Partnership Ownership %                                               43.0%                   42.8%

Cash Distribution to Partnership                                   $21,452                $  4,530

Net Income (Loss) Allocated to the
  Partnership                                                      $ 7,466                $ (1,024)


     Rental income, expenses and net income increased for the first quarter of 1998, as compared to the same period in 1997, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

     The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.0% for 1998, as compared to 42.8% in 1997, due to additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VI - Fund VII Joint Venture.

BellSouth Property / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                                     Three Months Ended
                                                            -------------------------------------
                                                            March 31, 1998         March 31, 1997
                                                            --------------         --------------
Revenues:
 Rental Income                                                    $380,277               $379,050
 Interest Income                                                     2,074                  1,976
                                                                  --------               --------
                                                                   382,351                381,026
                                                                  --------               --------

Expenses:
  Depreciation                                                     110,889                110,889
  Management & leasing expenses                                     47,815                 45,173
  Other operating expenses                                          87,410                 83,967
                                                                  --------               --------
                                                                   246,114                240,029
                                                                  --------               --------

Net income                                                        $136,237               $140,997
                                                                  ========               ========

Occupied %                                                             100%                   100%
Partnership Ownership %                                               34.3%                  36.4%

Cash Distribution to Partnership                                  $ 87,499               $ 93,688

Net Income Allocated to the
  Partnership                                                     $ 46,662               $ 51,297

     Net income has decreased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions and net income allocated to the Partnership decreased in 1998, as compared to 1997, due primarily to additional funding by Wells Fund VIII, which decreased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

 Tanglewood Commons / Fund VI - VII - VIII Joint Venture
 -------------------------------------------------------

                                                         For the Three Months Ended        For the Two Months Ended
                                                         --------------------------        ------------------------
                                                               March 31, 1998                   March 31, 1997
                                                               --------------                   ---------------
Revenues:
  Rental income                                                      $182,613                          $49,534
  Interest income                                                       5,138                            3,600
                                                                     --------                          -------
                                                                      187,751                           53,134
                                                                     --------                          -------

Expenses:
  Depreciation                                                         60,427                           31,106
  Management & leasing expenses                                        14,819                            3,164
  Other operating expenses                                             25,102                           21,906
                                                                     --------                          -------
                                                                      100,348                           56,176
                                                                     --------                          -------

Net income (loss)                                                    $ 87,403                          $(3,042)
                                                                     ========                          =======

Occupied %                                                                 87%                              70%

Partnership's Ownership % in the Fund VI -
 Fund VII - Fund VIII Joint Venture                                      34.3%                            36.4%

Cash Distribution to Partnership                                     $ 50,132                          $10,210

Net Income (Loss) Allocated to the
  Partnership                                                        $ 29,936                          $(1,107)

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000 when all tenant improvements are completed.

The Fund VI - VII - VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on February 26, 1997, on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rent equal to one percent of the amount by which Harris Teeter gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February, 1997, comparable income and expense figures for the complete prior year's period are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                                              Three Months Ended
                                                               -----------------------------------------------
                                                               March 31, 1998                   March 31, 1997
                                                               --------------                   --------------
Revenues:
  Rental income                                                      $228,977                         $217,439
  Interest income                                                          22                               18
                                                                     --------                         --------
                                                                      228,999                          217,457
                                                                     --------                         --------

Expenses:
  Depreciation                                                        110,563                          107,525
  Management & leasing expenses                                        25,751                           31,541
  Other operating expenses                                              3,131                           24,119
                                                                     --------                         --------
                                                                      139,445                          163,185
                                                                     --------                         --------

Net income                                                           $ 89,554                         $ 54,272
                                                                     ========                         ========

Occupied %                                                                 91%                              91%

Partnership's Ownership % in the Fund I,
   II, II-OW, VI, VII Joint Venture                                      10.7%                            10.7%

Cash Distribution to Partnership                                     $ 20,156                         $ 19,571

Net Income Allocated to the
  Partnership                                                        $  9,589                         $  5,811


Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND VI, L.P.
                                         (Registrant)


     Dated: May 11, 1998                 By: /s/ Leo F. Wells, III
                                             ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.