Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND VI L P
filed 1998-08-12
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   June 30, 1998                                or
                              ------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number            0-23656
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

Yes    X      No
    --------     -------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VI, L.P.
                        -------------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
     PART I.     FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Balance Sheets - June 30, 1998
                     and December 31, 1997...................................  3

                    Statements of Income for the Three Months and
                     Six Months Ended June 30, 1998
                     and 1997................................................  4

                    Statement of Partners' Capital
                     for the Year Ended December 31, 1997,
                     and the Six Months Ended June 30, 1998..................  5

                    Statements of Cash Flows for the Six Months
                     Ended June 30, 1998 and 1997............................  6

                    Condensed Notes to Financial Statements..................  7

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations................................................  8

     PART II.    OTHER INFORMATION........................................... 19

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

               Assets                                   June 30, 1998    December 31, 1997
               ------                                   -------------    -----------------
  Investment in joint ventures (Note 2)                   $19,113,074          $19,479,915
  Cash and cash equivalents                                   215,093              268,337
  Due from affiliates                                         452,196              465,733
  Deferred project costs                                        2,666                2,666
  Organization costs, less accumulated
   amortization of $31,250 in 1998 and
     $29,687 in 1997                                                0                1,563
  Prepaid expenses and other assets                               300                  300
                                                          -----------          -----------

          Total assets                                    $19,783,329          $20,218,514
                                                          ===========          ===========


 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
     Partnership distribution payable                     $   443,298           $   432,841
                                                          -----------           -----------
    Partners' capital:
     Class A - 2,160,395 units outstanding                 18,544,358            18,525,190
     Class B  339,605 units outstanding                       795,673             1,260,483
                                                          -----------           -----------

          Total partners' capital                          19,340,031            19,785,673
                                                          -----------           -----------

               Total liabilities and partners' capital    $19,783,329           $20,218,514
                                                          ===========           ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                        Three Months Ended                 Six Months Ended
                                                 ------------------------------     -----------------------------
                                                 June 30, 1998    June 30, 1997     June 30, 1998   June 30, 1997
                                                 -------------    -------------     -------------   -------------
Revenues:
  Equity in earnings of joint
   ventures (Note 2)                                 $ 236,419        $ 190,513         $ 466,983       $ 390,691
  Interest income                                        2,997            8,409             6,592          17,254
                                                     ---------        ---------         ---------       ---------
                                                       239,416          198,922           473,575         407,945
                                                     ---------        ---------         ---------       ---------

Expenses:
  Legal and accounting                                   9,730            6,510            14,501          15,104
  Computer costs                                         1,837            1,651             3,854           4,144
  Partnership administration                            12,788           17,630            23,006          34,362
  Amortization of organization costs                         0            1,562             1,563           3,125
                                                     ---------        ---------         ---------       ---------
                                                        24,355           27,353            42,924          56,735
                                                     ---------        ---------         ---------       ---------
  Net income                                         $ 215,061        $ 171,569         $ 430,651       $ 351,210
                                                     =========        =========         =========       =========

Net loss allocated to General Partners                       0                0                 0               0

Net income allocated to
  Class A Limited Partners                           $ 444,414        $ 381,924         $ 889,918       $ 763,985

Net loss allocated to Class
  B Limited Partners                                 $(229,353)       $(210,355)        $(459,267)      $(412,775)

Net income per Class A
  Limited Partner Unit                               $    0.21        $    0.18         $    0.42       $    0.36

Net loss per Class B Limited
  Partner Unit                                       $   (0.68)       $   (0.58)        $   (1.36)      $   (1.10)

Cash distribution per Class A
  Limited Partner Unit                               $    0.20        $    0.17         $    0.40       $    0.34

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED
                                 JUNE 30, 1998


                                                                LIMITED PARTNERS
                                                ------------------------------------------------
                                                        CLASS A                  CLASS B                        TOTAL
                                                ------------------------  ----------------------  GENERAL     PARTNERS'
                                                  UNITS       AMOUNTS      UNITS      AMOUNTS     PARTNERS     CAPITAL
                                                ---------  -------------  --------  ------------  --------  -------------
BALANCE,
  DECEMBER 31, 1996                             2,113,257   $18,162,497   386,743    $2,382,594         $0   $20,545,091

  Net income (loss)                                     0     1,677,826         0      (882,172)         0       795,654
  Partnership distributions                             0    (1,555,072)        0             0          0    (1,555,072)
  Class B conversion elections                     45,638       239,939   (45,638)     (239,939)         0             0
                                                ---------   -----------   -------    ----------         --   -----------
BALANCE,
  DECEMBER 31, 1997                             2,158,895    18,525,190   341,105     1,260,483          0    19,785,673
                                                ---------   -----------   -------    ----------         --   -----------

  Net income (loss)                                     0       889,918         0      (459,267)         0       430,651
  Partnership distributions                             0      (876,293)        0             0          0      (876,293)
  Class B conversion elections                      1,500         5,543    (1,500)       (5,543)         0             0
                                                ---------   -----------   -------    ----------         --   -----------
BALANCE,
  JUNE 30, 1998                                 2,160,395   $18,544,358   339,605    $  795,673         $0   $19,340,031
                                                =========   ===========   =======    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                    For the Six Months Ended
                                                                 ------------------------------
                                                                 June 30, 1998    June 30, 1997
                                                                 -------------    -------------
Cash flow from operating activities:
Net income                                                           $ 430,651        $ 351,210
  Adjustments to reconcile net income to
   net cash used in operating activities:                             (466,983)        (390,691)
      Equity in income of joint venture
      Amortization of organization costs                                 1,563            3,125
  Changes in assets and liabilities:
    Prepaid expenses and other assets                                        0            1,100
    Accounts payable                                                         0           (3,577)
                                                                     ---------        ---------

         Net cash used in operating activities                         (34,769)         (38,833)
                                                                     ---------        ---------

Cash flow from investing activities:
    Distributions received from joint ventures                         905,299          723,471
    Investment in joint ventures                                       (57,938)         (98,326)
                                                                     ---------        ---------
         Net cash provided by investing activities                     847,361          625,145
                                                                     ---------        ---------
Cash flow from financing activities:
         Partnership distributions paid                               (865,836)        (690,188)
                                                                     ---------        ---------

Net decrease cash and cash equivalents                                 (53,244)        (103,876)

Cash and cash equivalents, beginning of year                           268,337          589,082
                                                                     ---------        ---------

Cash and cash equivalents, end of period                             $ 215,093        $ 485,206
                                                                     =========        =========
Supplemental schedule of noncash
      investing activities:
         Deferred project costs applied to
         investing activities                                        $       0        $   5,630
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

     The Partnership owns interests in properties through its equity ownership in the following joint ventures: (i) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture among the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture among the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Property") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Building") and; (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

     (2)  Investment in Joint Ventures
          ----------------------------

     The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1997.

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     (a) General
     -----------

     As of June 30, 1998, the properties owned by the Partnership were 94% occupied. Gross revenues of the Partnership were $473,575 for the six months ended June 30, 1998, as compared to $407,945 for the six months ended June 30, 1997. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures which offset the reduction in interest income due to decreased funds available to earn interest.

     Expenses of the Partnership were $42,924 for 1998, as compared to $56,735 for 1997. The decrease in expenses for 1998, as compared to 1997, was primarily due to decreased partnership administration expenses.

     Net income of the Partnership was $430,651 for the six months ended June 30, 1998, as compared to $351,210 for the same period in 1997. The increase in net income for 1998 from 1997 is due primarily to increased revenues and decreased expenses as noted above.

     Net cash used in operating activities decreased from $38,833 in 1997 to $34,769 in 1998. This decrease was due primarily to decreased expenses offset partially by decreased interest income. Net cash provided by investing activities increased for the six months ended June 30, 1998, as compared to the same period in 1997, due to a decreased in investments in joint ventures and an increase in joint venture distributions. Partnership distributions also increased in 1998, as compared to 1997. These changes produced cash and cash equivalents of $485,206 and $215,093 at June 30, 1997 and 1998, respectively.

     The Partnership made cash distributions of investment income to Limited Partners holding Class A Units of $.20 for the three months ended June 30, 1998, as compared to distributions of $.17 per Class A Unit for the same period in 1997. No cash distributions of investment income were made to Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow from operations.

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

     PROPERTY OPERATIONS
     -------------------

     As of June 30, 1998, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                             Three Months Ended               Six Months Ended
                                                      ------------------------------    -----------------------------
                                                      June 30, 1998    June 30, 1997    June 30, 1998   June 30, 1997
                                                      -------------    -------------    -------------   -------------
     Revenues:
      Rental income                                        $179,375         $179,375         $358,750        $358,750

     Expenses:
      Depreciation                                           73,005           73,002          146,010         146,010
      Management & leasing expenses                           7,242            7,175           12,898          15,242
      Other operating expenses                                4,566            4,827            9,788         (12,428)
                                                           --------         --------         --------        --------
                                                             84,813           85,004          168,696         148,824
                                                           --------         --------         --------        --------

     Net income                                            $ 94,562         $ 94,371         $190,054        $209,926
                                                           ========         ========         ========        ========

     Occupied %                                                 100%             100%             100%            100%

     Partnership's Ownership % in the
      Fund V - VI  Joint Venture                               53.5%            53.0%            53.5%           53.0%

     Cash distribution to Partnership                      $ 90,494         $ 89,635         $180,637        $190,027

     Net income allocated to the
      Partnership                                          $ 50,562         $ 50,057         $101,622        $111,034

     Net income decreased and expenses increased for the six months ended June 30, 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which is recorded in the first quarter of 1997, in other operating expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased from 53.0% in 1997, to 53.5% in 1998, due to additional fundings by the Partnership in 1998, which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     Stockbridge Village II/Fund V - Fund VI Joint Venture
     -----------------------------------------------------

                                                 Three Months Ended                Six Months Ended
                                           -----------------------------    -----------------------------
                                           June 30, 1998   June 30, 1997    June 30, 1998   June 30, 1997
                                           -------------   -------------    -------------   -------------
     Revenues:
      Rental income                              $58,944        $ 55,942         $117,888        $119,278

     Expenses:
      Depreciation                                25,425          22,827           51,128          43,692
      Management & leasing expenses                7,072           6,440           15,674          11,354
      Other operating expenses                    19,669          59,890           24,193          92,246
                                                 -------        --------         --------        --------
                                                  52,166          89,157           90,995         147,292
                                                 -------        --------         --------        --------

     Net income (loss)                           $ 6,778        $(33,215)        $ 26,893        $(28,014)
                                                 =======        ========         ========        ========

     Occupied %                                       72%             66%              72%             66%

     Partnership's Ownership % in the
      Fund V  Fund VI Joint Venture                 53.5%           53.0%            53.5%           53.0%

     Cash distribution to Partnership            $16,285        $ (6,808)        $ 39,850        $  5,948

     Net income (loss) allocated to the
      Partnership                                $ 3,624        $(17,619)        $ 14,380        $(14,872)

     Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in 1997, for Glenn's Open Pit Bar-B-Que which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.5% for 1998, as compared to 53.0% in 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                   Three Months Ended               Six Months Ended
                                            ------------------------------    ------------------------------
                                            June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                            -------------    -------------    -------------    -------------
     Revenues:
      Rental income                              $243,184         $242,755         $485,938         $482,711

     Expenses:
      Depreciation                                 87,646           87,646          175,292          175,292
      Management & leasing expenses                 9,890            9,890           19,780           19,892
      Other operating expenses                      3,099            3,635            6,741            4,763
                                                 --------         --------         --------         --------
                                                  100,635          101,171          201,813          199,947
                                                 --------         --------         --------         --------

     Net income                                  $142,549         $141,584         $284,125         $282,764
                                                 ========         ========         ========         ========

     Occupied %                                       100%             100%             100%             100%

     Partnership's Ownership % in the
      Fund V-VI-VII Joint Venture                    41.8%            41.8%            41.8%            41.8%

     Cash distribution to Partnership            $ 97,267         $ 96,864         $194,128         $194,776

     Net income allocated to the
      Partnership                                $ 59,629         $ 59,224         $118,850         $118,280

     Rental income increased for the six months ended June 30, 1998, compared to the same period of 1997, due to a correction of straight-line rent in the first quarter of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1998 and 1997.

     Stockbridge Village III/Fund VI-Fund VII Joint Venture
     ------------------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                            ------------------------------     -----------------------------
                                            June 30, 1998    June 30, 1997     June 30, 1998   June 30, 1997
                                            -------------    -------------     -------------   -------------
     Revenues:
      Rental income                               $59,509         $ 71,388          $118,753        $139,961

     Expenses:
      Depreciation                                 22,778           21,451            45,492          42,903
      Management & leasing expenses                 8,133            8,499            16,364          15,982
      Other operating expenses                     36,137          (18,831)           69,354          (5,358)
                                                  -------         --------          --------        --------
                                                   67,048           11,119           131,210          53,527
                                                  -------         --------          --------        --------

     Net (loss) income                            $(7,539)        $ 60,269          $(12,457)       $ 86,434
                                                  =======         ========          ========        ========

     Occupied %                                        82%              87%               82%             87%

     Partnership's Ownership % in the
      Fund VI-Fund VII Joint Venture                 43.1%            42.8%             43.1%           42.8%

     Cash distribution to Partnership             $ 7,080         $ 35,017          $ 15,205        $ 55,102

     Net (loss) income allocated to the
      Partnership                                 $(3,246)        $ 25,777          $ (5,369)       $ 36,967

     A net loss is reflected for the six months ended June 30, 1998, as compared to net income of $86,434 for the same period in 1997. The loss was due to a decrease in rental income and an increase in other operating expenses which were the result of Kenny Rogers Roasters, a restaurant, which vacated its leased space in the first quarter of 1998. A bad debt reserve is being recorded, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease this space.

     The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.1% for 1998, as compared to 42.8% in 1997, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                   Three Months Ended                  Six Months Ended
                                             ------------------------------     ------------------------------
                                             June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                                             -------------    -------------     -------------    -------------
     Revenues:
      Rental income                               $208,645         $135,912          $421,880         $296,097

     Expenses:
      Depreciation                                  94,129           69,982           188,033          136,112
      Management & leasing expenses                 29,888           22,483            59,252           43,063
      Other operating expenses                      13,797           13,633            36,830           43,940
                                                  --------         --------          --------         --------
                                                   137,814          106,098           284,115          223,115
                                                  --------         --------          --------         --------

     Net income                                   $ 70,831         $ 29,814          $137,765         $ 72,982
                                                  ========         ========          ========         ========

     Occupied %                                      100.0%            72.7%            100.0%            72.7%

     Partnership Ownership %                          26.4%            26.0%             26.4%            26.0%

     Cash distributed to the Partnership          $ 46,848         $ 26,721          $ 92,783         $ 55,168

     Net income allocated to the
      Partnership                                 $ 18,904         $  7,758          $ 36,902         $ 18,990

     In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

     As of June 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter and six months ended June 30, 1998, compared to the same quarter of 1997, are due to the property being 100% occupied as of June 30, 1998, as compared to the same period of 1997.

     The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture increased to 26.4% in 1998, as compared to 26.0% in 1997, due to additional funding by the Partnership.

     Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
     ------------------------------------------------------------------

                                                   Three Months Ended                 Six Months Ended
                                             ------------------------------     -----------------------------
                                             June 30, 1998    June 30, 1997     June 30, 1998   June 30, 1997
                                             -------------    -------------     -------------   -------------
     Revenues:
      Rental income                                $74,595          $39,974          $145,682         $71,884

     Expenses:
      Depreciation                                  35,002           23,754            69,654          46,128
      Management & leasing expenses                 10,229            5,077            19,737           8,486
      Other operating expenses                       4,856           15,291            14,377          23,813
                                                   -------          -------          --------         -------
                                                    50,087           44,122           103,768          78,427
                                                   -------          -------          --------         -------

     Net income (loss)                             $24,508          $(4,148)         $ 41,914         $(6,543)
                                                   =======          =======          ========         =======

     Occupied %                                         79%              49%               79%             49%

     Partnership Ownership %                          43.1%            42.8%             43.1%           42.8%

     Cash distributed to the Partnership           $23,503          $ 7,201          $ 44,955         $11,731

     Net income (loss) allocated to the
      Partnership                                  $10,554          $(1,774)         $ 18,020         $(2,798)

     Rental income, expenses and net income increased for the six months ended June 30, 1998, as compared to the same period in 1997, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

     The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.1% for 1998, as compared to 42.8% in 1997, due to additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VI-Fund VII Joint Venture.

     Bell South Building / Fund VI - Fund VII - Fund VIII Joint Venture
     ------------------------------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                           ------------------------------     ------------------------------
                                           June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                                           -------------    -------------     -------------    -------------
     Revenues:
      Rental income                             $380,277         $407,513          $760,554         $786,563
      Interest income                              2,098            2,041             4,172            4,017
                                                --------         --------          --------         --------
                                                 382,375          409,554           764,726          790,580
                                                --------         --------          --------         --------

     Expenses:
      Depreciation                               110,953          110,889           221,842          221,778
      Management & leasing expenses               47,381           51,286            95,196           96,459
      Other operating expenses                   102,655          143,280           190,065          227,247
                                                --------         --------          --------         --------
                                                 260,989          305,455           507,103          545,484
                                                --------         --------          --------         --------

     Net income                                 $121,386         $104,099          $257,623         $245,096
                                                ========         ========          ========         ========

     Occupied %                                      100%             100%              100%             100%

     Partnership's Ownership % in the
       Fund VI - Fund VII - Fund VIII
       Joint Venture                                34.3%            35.3%             34.3%            35.3%


     Cash distribution to Partnership           $ 82,434         $ 79,250          $169,933         $172,938

     Net income allocated to the
      Partnership                               $ 41,575         $ 36,737          $ 88,237         $ 88,034

     Net income has increased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions allocated to the Partnership decreased in 1998 as compared to 1997, due primarily to additional funding by Wells Fund VIII, which decreased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

     Tanglewood Commons / Fund VI-VII-VIII Joint Venture
     ---------------------------------------------------

                                                Three Months Ended           Six Months Ended    Five Months Ended
                                          ------------------------------     ----------------    -----------------
                                          June 30, 1998    June 30, 1997      June 30, 1998        June 30, 1997
                                          -------------    -------------      -------------        -------------
     Revenues:
      Rental income                            $182,139         $160,049           $364,752             $209,583
      Interest income                             4,587            2,785              9,725                6,385
                                               --------         --------           --------             --------
                                                186,726          162,834            374,477              215,968
                                               --------         --------           --------             --------

     Expenses:
      Depreciation                               61,059           51,145            121,486               82,251
      Management & leasing expenses              15,032           10,173             29,851               13,337
      Other operating expenses                  (19,872)          29,706              5,230               51,612
                                               --------         --------           --------             --------
                                                 56,219           91,024            156,567              147,200
                                               --------         --------           --------             --------

     Net income                                $130,507         $ 71,810           $217,910             $ 68,768
                                               ========         ========           ========             ========

     Occupied %                                      87%              78%                87%                  78%

     Partnership's Ownership % in the
      Fund VI-VII-VIII Joint Venture               34.3%            35.3%              34.3%                35.3%

     Cash distribution to Partnership          $ 65,564         $ 26,649           $115,696             $ 36,859

     Net income allocated to the
      Partnership                              $ 44,699         $ 25,343           $ 74,635             $ 24,236

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

     Since this property commenced operations in February, 1997, comparable income and expense figures for the six months ended June 30, 1998 and 1997 are not available. Income has increased for the three months ended June 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have decreased due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants.

     Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
     ----------------------------------------------------------

                                                    Three Months Ended                 Six Months Ended
                                              -----------------------------     -----------------------------
                                              June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                              -------------   -------------     -------------   -------------
     Revenues:
      Rental income                                $225,705        $215,973          $454,682        $433,412
      Interest income                                    19              19                41              37
                                                   --------        --------          --------        --------
                                                    225,724         215,992           454,723         433,449
     Expenses:
      Depreciation                                  110,564         109,697           221,127         217,222
      Management & leasing expenses                  18,737          19,323            44,488          50,864
      Other operating expenses                        1,919          40,203             5,050          64,322
                                                   --------        --------          --------        --------
                                                    131,220         169,223           270,665         332,408
                                                   --------        --------          --------        --------

     Net income                                    $ 94,504        $ 46,769          $184,058        $101,041
                                                   ========        ========          ========        ========

     Occupied %                                          91%             92%               91%             92%

     Partnership Ownership %                           10.7%           10.7%             10.7%           10.7%

     Cash distributed to the Partnership           $ 22,720        $ 16,592          $ 42,876        $ 36,163

     Net income allocated to the
      Partnership                                  $ 10,120        $  5,008          $ 19,709        $ 10,819

     Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997 to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND VI, L.P.
                                        (Registrant)


     Dated: August 10, 1998             By: /s/ Leo F. Wells, III
                                            -----------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.