Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND VI L P
filed 1998-11-13
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 1998       or
                               -------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________

Commission file number                           0-23656
                       ---------------------------------
                 Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Georgia                      58-2022628
-------------------------------    -----------------
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

________________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No _______
    --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VI, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
          PART I.     FINANCIAL INFORMATION

            Item 1.Financial Statements

                    Balance Sheets - September 30, 1998
                    and December 31, 1997......................................3

                    Statements of Income for the Three Months and
                    Nine Months Ended September 30, 1998
                    and 1997...................................................4

                    Statement of Partners' Capital
                    for the Year Ended December 31, 1997,
                    and the Nine Months Ended September 30, 1998...............5

                    Statements of Cash Flows for the Nine Months
                    Ended September 30, 1998 and 1997..........................6

                    Condensed Notes to Financial Statements....................7

            Item 2.Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.................................................8

PART II.  OTHER INFORMATION...................................................19

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                   Assets                                      September 30, 1998            December 31, 1997
                   ------                                      ------------------            -----------------
  Investment in joint ventures (Note 2)                               $18,931,349                  $19,479,915
  Cash and cash equivalents                                               175,136                      268,337
  Due from affiliates                                                     442,633                      465,733
  Deferred project costs                                                    2,666                        2,666
  Organization costs, less accumulated
    amortization of $31,250 in 1998 and
       $29,687 in 1997                                                          0                        1,563
  Prepaid expenses and other assets                                           300                          300
                                                                      -----------                  -----------

             Total assets                                             $19,552,084                  $20,218,514
                                                                      ===========                  ===========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
 Partnership distribution payable                                     $   440,163                  $   432,841
                                                                      -----------                  -----------

Partners' capital:
 Class A - 2,190,324 units outstanding                                 18,614,631                   18,525,190
 Class B - 309,676 units outstanding                                      497,290                    1,260,483
                                                                      -----------                  -----------

             Total partners' capital                                   19,111,921                   19,785,673
                                                                      -----------                  -----------

               Total liabilities and partners' capital                $19,552,084                  $20,218,514
                                                                      ===========                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME


                                                      Three Months Ended                        Nine Months Ended
                                                      ------------------                        -----------------
                                            Sept 30, 1998          Sept 30, 1997         Sept 30, 1998        Sept 30, 1997
                                         --------------------  --------------------  -------------------  -------------------
Revenues:
     Interest income                               $   2,701             $   6,431           $    9,293           $   23,685
     Equity in income of joint ventures
                      (Note 2)                       225,423               215,860              692,406              606,551
                                                   ---------             ---------           ----------           ----------
                                                     228,124               222,291              701,699              630,236
                                                   ---------             ---------           ----------           ----------

Expenses:
     Legal and accounting                                473                 1,483               14,974               16,587
     Computer costs                                    2,341                 3,069                6,195                7,213
     Partnership administration                       15,093                 7,437               38,099               41,799
     Amortization of organization costs                    0                 1,562                1,563                4,687
                                                   ---------             ---------           ----------           ----------
                                                      17,907                13,551               60,831               70,286
                                                   ---------             ---------           ----------           ----------
     Net income                                    $ 210,217             $ 208,740           $  640,868           $  559,950
                                                   =========             =========           ==========           ==========

Net loss allocated to General Partners             $       0             $       0           $        0           $        0

Net income allocated to Class A Limited
     Partners                                      $ 438,480             $ 432,467           $1,328,398           $1,196,452

Net loss allocated to Class B Limited
     Partners                                      $(228,263)            $(223,727)          $ (687,530)          $ (636,502)

Net income per Class A Limited Partner
     Unit                                          $    0.20             $    0.20           $     0.62           $     0.56

Net loss per Class B Limited Partner Unit          $   (0.74)            $   (0.65)          $    (2.10)          $    (1.75)

Cash distribution per Class A Limited
     Partner Unit                                  $    0.20             $    0.19           $     0.60           $     0.53

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1998

                                                                   LIMITED PARTNERS                             TOTAL
                                                                   ----------------
                                                         CLASS A                  CLASS B          GENERAL     PARTNERS'
                                               ------------------------         ------------
                                                    UNITS        AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                                    -----        ------      -----      ------     --------    ---------
BALANCE, DECEMBER 31, 1996                      2,113,257      $18,162,497   386,743   $2,382,594      $0      $20,545,091

     Net income (loss)                                  0        1,677,826         0     (882,172)      0          795,654
     Partnership distributions                          0       (1,555,072)        0            0       0       (1,555,072)
     Class B conversion elections                  45,638          239,939   (45,638)    (239,939)      0                0
                                                ---------      -----------   -------   ----------      --      -----------
BALANCE, DECEMBER 31, 1997                      2,158,895       18,525,190   341,105    1,260,483       0       19,785,673
                                                ---------      -----------   -------   ----------      --      -----------

     Net income (loss)                                  0        1,328,398         0     (687,530)      0          640,868
     Partnership distributions                          0       (1,314,620)        0            0       0       (1,314,620)
     Class B conversion elections                  31,429           75,663   (31,429)    ( 75,663)      0                0
                                                ---------      -----------   -------   ----------      --      -----------
BALANCE,  SEPTEMBER 30, 1998                    2,190,324      $18,614,631   309,676   $  497,290      $0      $19,111,921
                                                =========      ===========   =======   ==========      ==      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                  --------------------
                                                                      Sept 30, 1998                  Sept 30, 1997
                                                                      --------------                 --------------
Cash flow from operating activities:
Net income                                                              $   640,868                    $   559,950
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Equity in income of joint venture                                      (692,406)                      (606,551)
    Amortization of organization costs                                        1,563                          4,687
     Changes in assets and liabilities:
     Prepaids and  other assets                                                   0                          1,700
     Accounts payable                                                             0                         (4,482)
                                                                        -----------                    -----------
       Net cash used in
         operating activities                                               (49,975)                       (44,696)
                                                                        -----------                    -----------
Cash flow from investing activities:
    Distributions received from joint
        ventures                                                          1,357,495                      1,094,566
    Investment in joint ventures                                            (93,424)                      (181,719)
                                                                        -----------                    -----------
    Net cash provided by investing                                        1,264,071                        912,847
        activities                                                      -----------                    -----------

Cash flow from financing activities:
   Partnership distributions paid                                        (1,307,297)                    (1,052,929)
                                                                        -----------                    -----------
   Net decrease in cash and cash
    equivalents                                                             (93,201)                      (184,778)

Cash and cash equivalents, beginning of year                                268,337                        589,082
                                                                        -----------                    -----------

Cash and cash equivalents, end of period                                $   175,136                    $   404,304
                                                                        ===========                    ===========

Supplemental schedule of noncash investing
 activities-deferred project costs applied
 to investing activities                                                $         0                    $     7,530
                                                                        -----------                    -----------

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

     The Partnership owns interests in properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture");
     (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and; (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

(b). Basis of Presentation
--------------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------
As of September 30, 1998, the properties owned by the Partnership were 95% occupied. Gross revenues of the Partnership were $701,699 for the nine months ended September 30, 1998, as compared to $630,236 for the nine months ended September 30, 1997. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures, which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $60,831 for 1998, as compared to $70,286 for 1997. The decrease in expenses for 1998, as compared to 1997, was primarily due to decreased partnership administration expenses, legal expenses and computer expenses.

Net income of the Partnership was $640,868 for the nine months ended September 30, 1998, as compared to $559,950 for the same period in 1997. The increase in net income for 1998, from 1997, is due primarily to increased revenues and decreased expenses as noted above.

Net cash used in operating activities increased from $44,696 in 1997 to $49,975 in 1998. This increase was due primarily to decreased interest income offset partially by decreased expenses. Net cash provided by investing activities increased for the nine months ended September 30, 1998, as compared to the same period in 1997, due to a decrease in investments in joint ventures and an increase in joint venture distributions. Partnership distributions also increased in 1998, as compared to 1997. These changes produced cash and cash equivalents of $404,304 and $175,136 at September 30, 1997, and 1998, respectively.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Units of $.20 for the three months ended September 30, 1998, as compared to $.19 per Class A Unit for the same period in 1997. No cash distributions of investment income were made to Limited Partners holding Class B Units or to the General Partners.

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

The General Partners have verified that all operational computer systems are year 2000 compliant. This included systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standard (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 13, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.


PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following operational properties

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $179,374        $179,374        $538,124        $538,124
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 73,005          73,005         219,015         219,015
  Management & leasing expenses                 7,242           7,772          20,140          23,014
  Other operating expenses                      4,099          (3,393)         13,887         (15,821)
                                             --------        --------        --------        --------
                                               84,346          77,384         253,042         226,208
                                             --------        --------        --------        --------

Net income                                   $ 95,028        $101,990        $285,082        $311,916
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 53.5%           53.5%           53.5%           53.5%

Cash Distribution to Partnership             $ 90,742        $ 94,382        $271,379        $284,409

Net Income Allocated to the
  Partnership                                $ 50,811        $ 54,505        $152,433        $165,539

Net income decreased and expenses increased for the nine months ended September 30, 1998, as compared to 1997, due primarily to an insurance reimbursement from the tenant in 1997, which was recorded in other operating expenses.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                             Three Months Ended              Nine Months Ended
                                       ------------------------------  ------------------------------
                                       Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                       --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $59,070        $ 55,886        $176,958        $175,164
                                             -------        --------        --------        --------

Expenses:
  Depreciation                                25,425          24,580          76,553          68,272
  Management & leasing expenses                7,057          11,860          22,731          23,214
  Other operating expenses                    11,840          21,522          36,033         113,768
                                             -------        --------        --------        --------
                                              44,322          57,962         135,317         205,254
                                             -------        --------        --------        --------

Net income (loss)                            $14,748        $(2,076)        $ 41,641        $(30,090)
                                             =======        ========        ========        ========

Occupied %                                        72%             72%             72%             72%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                53.5%           53.5%           53.5%           53.5%

Cash Distribution to Partnership             $20,546        $ 11,603        $ 60,396        $ 17,551

Net  Income  (Loss) Allocated to the
  Partnership                                $ 7,885        $(1,108)        $ 22,265        $(15,980)

Other operating expenses decreased and net income increased in 1998, as compared to 1997, due primarily to a bad debt reserve recorded in 1997, for Glenn's Open Pit Bar-B-Que, which had vacated 4,303 square feet of space as of April 1, 1997. Efforts are being made to re-lease the space.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental Income                                $242,755        $242,754        $728,693        $725,465
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 87,647          87,647         262,939         262,939
  Management & leasing expenses                 9,890           9,889          29,670          29,781
  Other operating expenses                      3,044           3,174           9,785           7,937
                                             --------        --------        --------        --------
                                              100,581         100,710         302,394         300,657
                                             --------        --------        --------        --------

Net income                                   $142,174        $142,044        $426,299        $424,808
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                    41.8%           41.8%           41.8%           41.8%

Cash Distribution to Partnership             $ 97,111        $ 97,056        $291,239        $291,832

Net Income Allocated to the
  Partnership                                $ 59,421        $ 59,417        $178,321        $177,697

Rental income increased slightly for the nine months ended September 30, 1998, compared to the same period of 1997. Operating expenses increased slightly, due primarily to accounting and administrative fees increasing, as compared to 1997. Cash distributions to the Partnership and net income allocated to the Partnership remained relatively stable for the nine months ended September 30, 1998 and 1997.

 Stockbridge Village III / Fund VI - Fund VII Joint Venture
 ----------------------------------------------------------

                                                  Three Months Ended              Nine Months Ended
                                             ------------------------------  ------------------------------
                                             Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                             --------------  --------------  --------------  --------------
Revenues:
Rental Income                                      $59,652         $71,127        $178,405        $211,088
                                                   -------         -------        --------        --------

Expenses:
  Depreciation                                      22,781          21,452          68,273          64,355
  Management & leasing expenses                     20,952           6,730          37,316          22,712
  Other operating expenses                          22,325           2,891          91,679          (2,467)
                                                   -------         -------        --------        --------
                                                    66,058          31,073         197,268          84,600
                                                   -------         -------        --------        --------

Net (loss) income                                  $(6,406)        $40,054        $(18,863)       $126,488
                                                   =======         =======        ========        ========

Occupied %                                              82%             87%             82%             87%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture                    43.4%           42.7%           43.4%           42.7%

Cash Distribution to Partnership                   $ 7,598         $26,538        $ 22,803        $ 81,640

Net (Loss) Income Allocated to the
  Partnership                                      $(2,758)        $17,127        $ (8,127)       $ 54,094

A net loss is reflected for the nine months ended September 30, 1998, as compared to net income of $126,488 for the same period in 1997. The loss was due to a decrease in rental income and an increase in other operating expenses which were the result of Kenny Rogers Roasters, a restaurant, which vacated its leased space in the first quarter of 1998. A bad debt reserve is being recorded in other operating expenses, and the receivable due from this tenant has been turned over to lawyers for collection. Efforts are being made to re-lease this space.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.4% for 1998, as compared to 42.7% in 1997, due to additional funding by the Partnership, which increased the Partnership's ownership interest in the Fund VI - Fund VII Joint Venture.

Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
-----------------------------------------------------------------

                                                   Three Months Ended               Nine Months Ended
                                              ------------------------------  ------------------------------
                                              Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                              --------------  --------------  --------------  --------------
Revenues:
Rental income                                      $226,233        $181,877        $648,113        $477,974
                                                   --------        --------        --------        --------

Expenses:
  Depreciation                                       94,128          84,509         282,161         220,621
  Management & leasing expenses                      20,198          26,156          79,450          69,219
  Other operating expenses                           27,664          48,870          64,494          92,810
                                                   --------        --------        --------        --------
                                                    141,990         159,535         426,105         382,650
                                                   --------        --------        --------        --------

Net income                                         $ 84,243        $ 22,342        $222,008        $ 95,324
                                                   ========        ========        ========        ========

Occupied %                                              100%             87%            100%             87%

Partnership's Ownership % in the Fund II,
   III, VI, VII Joint Venture                          26.9%           26.0%           26.9%           26.0%

Cash Distribution to Partnership                   $ 50,834        $ 24,703        $143,617        $ 79,871

Net Income Allocated to the
  Partnership                                      $ 22,659        $  5,813        $ 59,561        $ 24,803

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings with a total of approximately 49,500 square feet of space.

As of September 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter and nine months ended September 30, 1998, compared to the same quarter of 1997, are due to the property being 100% occupied as of September 30, 1998, as compared to the same period of 1997.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture increased to 26.9% in 1998, as compared to 26.0% in 1997, due to additional fundings by the Partnership.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                   Three Months Ended               Nine Months Ended
                                              ------------------------------  ------------------------------
                                              Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                              --------------  --------------  --------------  --------------
Revenues:
Rental income                                       $73,471         $53,719        $219,153        $125,603
                                                    -------         -------        --------        --------

Expenses:
  Depreciation                                       35,003          29,297         104,657          75,425
  Management & leasing expenses                      10,175           7,223          29,912          15,709
  Other operating expenses                             (529)          6,066          13,848          29,879
                                                    -------         -------        --------        --------
                                                     44,649          42,586         148,417         121,013
                                                    -------         -------        --------        --------

Net income                                          $28,822         $11,133        $ 70,736        $  4,590
                                                    =======         =======        ========        ========

Occupied %                                               79%             73%             79%             73%

Partnership's Ownership % in the Fund VI-
   Fund VII Joint Venture                              43.4%           42.7%           43.4%           42.7%

Cash Distribution to Partnership                    $27,263         $16,314        $ 72,218        $ 28,045

Net Income Allocated to the
  Partnership                                       $12,440         $ 4,759        $ 30,460        $  1,961

Rental income, expenses and net income increased for the nine months ended September 30, 1998, as compared to the same period in 1997, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.4% for 1998, as compared to 42.7% in 1997, due to additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VI - Fund VII Joint Venture.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                   Three Months Ended               Nine Months Ended
                                              ------------------------------  ------------------------------
                                              Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                              --------------  --------------  --------------  --------------
Revenues:
  Rental income                                    $380,278        $350,461      $1,140,832      $1,137,024
  Interest income                                     2,096           2,097           6,268           6,114
                                                   --------        --------      ----------      ----------
                                                    382,374         352,558       1,147,100       1,143,138
                                                   --------        --------      ----------      ----------

Expenses:
  Depreciation                                      110,985         110,889         332,827         332,667
  Management & leasing expenses                      47,414          47,095         142,610         143,554
  Other operating expenses                          121,718          85,739         311,783         312,986
                                                   --------        --------      ----------      ----------
                                                    280,117         243,723         787,220         789,207
                                                   --------        --------      ----------      ----------

Net income                                         $102,257        $108,835      $  359,880      $  353,931
                                                   ========        ========      ==========      ==========

Occupied %                                              100%            100%            100%            100%

Partnership's Ownership % in the Fund VI-
   Fund VII - Fund VIII Joint Venture                  34.3%           34.3%           34.3%           34.3%

Cash Distribution to Partnership                   $ 75,893        $ 80,100      $  245,826      $  253,038

Net Income Allocated to the Partnership            $ 35,023        $ 38,005      $  123,260      $  126,039

Net income has increased slightly in 1998, as compared to 1997. Cash distributions allocated to the Partnership decreased in 1998, as compared to 1997, due primarily to additional funding by Wells Fund VIII in early 1997, which decreased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------


                                                           Three Months Ended            Nine Months Ended     Eight Months Ended
                                                     ------------------------------  ----------------------  ----------------------
                                                     Sept 30, 1998   Sept 30, 1997       Sept 30, 1998           Sept 30, 1997
                                                     --------------  --------------  ----------------------  ----------------------
Revenues:
  Rental income                                         $183,587        $172,682             $548,339                $382,265
  Interest income                                          4,345           3,890               14,070                  10,275
                                                        --------        --------             --------                --------
                                                         187,932         176,572              562,409                 392,540
                                                        --------        --------             --------                --------

Expenses:
  Depreciation                                            61,235          53,435              182,721                 135,686
  Management & leasing expenses                           14,953          13,390               44,804                  26,727
  Other operating expenses                                19,150          20,740               24,380                  72,352
                                                        --------        --------             --------                --------
                                                          95,338          87,565              251,905                 234,765
                                                        --------        --------             --------                --------

Net income                                              $ 92,594        $ 89,007             $310,504                $157,775
                                                        ========        ========             ========                ========

Occupied %                                                    90%             78%                  90%                     78%

Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                             34.3%           34.3%                34.3%                   34.3%

Cash Distribution to Partnership                        $ 52,296        $ 46,261             $167,992                $ 83,120

Net Income Allocated to the
  Partnership                                           $ 31,714        $ 31,038             $106,349                $ 55,274

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

Since this property commenced operations in February, 1997, comparable income and expense figures for the nine months ended September 30, 1998 and 1997 are not available. Income has increased for the three months ended September 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have increased due primarily to increased depreciation.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                               Three Months Ended                Nine Months Ended
                                      ------------------------------  ---------------------------------
                                      Sept 30, 1998   Sept 30, 1997   Sept 30, 1998     Sept 30, 1997
                                      --------------  --------------  --------------   ----------------
Revenues:
  Rental income                            $226,733        $215,367        $681,415            $648,779
  Interest income                                 2              10              43                  47
                                           --------        --------        --------            --------
                                            226,735         215,377         681,458             648,826
                                           --------        --------        --------            --------
Expenses:
  Depreciation                              111,285         110,037         332,412             327,259
  Management & leasing expenses              18,478           7,017          62,966              57,881
  Other operating expenses                   20,630          39,455          25,680             103,777
                                           --------        --------        --------            --------
                                            150,393         156,509         421,058             488,917
                                           --------        --------        --------            --------

Net income                                 $ 76,342        $ 58,868        $260,400            $159,909
                                           ========        ========        ========            ========

Occupied %                                       91%             93%             91%                 93%

Partnership's Ownership %                      10.7%           10.7%           10.7%               10.7%

Cash Distribution to Partnership           $ 20,348        $  8,475        $ 63,224            $ 44,638

Net Income Allocated to the
  Partnership                              $  8,175        $  6,304        $ 27,884            $ 17,123


Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997, to the straight line rent schedule. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, plumbing, common area expenses, and legal fees.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND VI, L.P.
                                (Registrant)


     Dated: November 10, 1998  By: /s/ Leo F. Wells, III
                                   ----------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President,
                               Sole Director and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.