Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND VI L P
filed 1999-03-31
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    December 31, 1998     or
                          ------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                               ----------    ----------

Commission file number     0-23656
                       --------------

                      Wells Real Estate Fund VI, L. P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-2022628
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                                 30092
--------------------------------------------------------------------------------
(Address of Principal executive offices)                       (Zip code)

Registrant's telephone number, including area code           (770) 449-7800
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:

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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the "Stockbridge Village I

Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Project") which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") which is owned by the Fund VI, VII, VIII Joint Venture; (viii) a shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which is owned by the Fund VI, VII, VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole General Partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 95% occupied, as compared to 94% as of December 31, 1997 and 93% as of December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                                     Partnerships
 Year of          Number of                         Annualized         Share of          Percentage of     Percentage of
  Leased           Leases           Square          Gross Base        Annualized          Total Square    Total Annualized
Expiration        Expiring      Feet Expiring        Rent(1)       Gross Base Rent(1)     Feet Expiring   Base Rent
-------------------------------------------------------------------------------------------------------------------------
   1999               9              14,617          191,338             54,999                3.8%             3.5%
   2000               6              11,080          125,793             35,386                2.9%             2.3%
   2001              16              52,791          826,124            247,480               13.7%            15.1%
   2002              20              41,120          645,944            202,452               10.7%            11.8%
   2003 (2)           4              75,200          756,319            397,301               19.5%            13.8%
   2004               4              16,623          298,839            138,016                4.3%             5.5%
   2005               2               9,932          188,676             82,451                2.6%             3.5%
   2006 (3)           5             160,328        2,380,107            655,329               41.6%            43.6%
   2007               1               3,600           46,793              5,007                0.9%             0.9%
   2008               0                   0                0                  0                0.0%             0.0%
-------------------------------------------------------------------------------------------------------------------------
                     67             385,291       $5,459,933         $1,818,421              100.0%           100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of Hartford Fire Insurance Company lease.

(3) Expiration of Marathon lease of 76,000 square feet and BellSouth lease of 69,424 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed approximately $5,321,268, and Wells Fund V had contributed approximately $4,544,601 to the Fund V - Fund VI Joint Venture. The Partnership holds an approximately 53.5% equity interest, and Wells Fund V currently holds an approximately 46.5% equity interest in the Fund V - Fund VI Joint Venture. It is anticipated that the Partnership will fund an additional $17,000 toward the completion of the tenant improvements at the Stockbridge Village II Project, at which time it is anticipated that the Partnership will hold an approximate 54% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint
Venture:

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

The entire building is leased to Hartford Fire Insurance Company for a period of nine years and eleven months commencing on December 29, 1993. The annual base rent during the initial term is $458,400 payable in equal monthly installments of $38,200 for the first three months, and $724,200 payable in equal monthly installments of $60,350 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease under the terms of its lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

The occupancy rate at the Hartford Building was 100% as of years ended December 31 1998, 1997 and 1996. The average effective annual rental per square foot at the Hartford Building is $10.11 for 1998, 1997 and 1996.

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

Glenn's Open Pit Bar-B-Que leased 4,303 square feet of the second retail building for a six year term beginning July 1, 1995 and vacated in April 1997 owing substantial rent. The receivable from Glenn's was collected in December 1997. This space has been leased with occupancy expected in early 1999.

The total cost to complete the second building in Stockbridge Village II is approximately $2,941.00. As of December 31, 1998, the Partnership contributed $1,888,561, and Wells Fund V contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of the Stockbridge Village II Project. As set forth above, it is currently anticipated that the remaining cost to complete tenant improvements of approximately $17,000 will be contributed by the Partnership.

The occupancy rate at the Stockbridge Village II Project was 72% at year end 1998 and 1997 and 61% as of December 31, 1996. The average effective annual rental per square foot at the Stockbridge Village II Project is $14.90 for 1998, $14.88 for 1997 and $12.43 for 1996.

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

The occupancy rate at the Marathon Building was 100% for the years ended 1998, 1997, and 1996. The average effective annual rental per square foot in the Marathon Building is $12.78 for 1998, $12.74 for 1997 and $12.78 for 1996.

Fund VI - Fund VII Joint Venture
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of December 31, 1998, the Partnership contributed $2,604,916, including its cost to acquire land, and Wells Fund VII contributed $3,372,774 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of December 31, 1998, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 43.7%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 56.3%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

The first building is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The space is now being leased by RMS / Fazoli's, which signed a 13 year lease that commenced on December 10, 1998.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. In October 1995, Damon's Clubhouse occupied 6,732 square feet restaurant. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

As of December 31, 1998, the Partnership had contributed $1,033,285, and Wells Fund VII contributed $1,917,483 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The occupancy rate at the Stockbridge Village III Project was 100% for the year ended 1998 and 1997, and 87% at year end 1996. The average effective annual rental per square foot at the Stockbridge Village III Project was $ 13.08 for 1998, $15.67 for 1997 and $14.15 for 1996.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet.
Construction was substantially complete in April, 1996 with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the CiCi's lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property in 1996, 1997 and 1998. Negotiations are being conducted to lease the remaining space.

As of December 31, 1998, the Partnership contributed a total of $1,571,631, and Wells Fund VII contributed a total of $1,455,291 for a total cost of approximately $3,026,922 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village I Expansion was 81% at year end 1998, 74% at year end 1997 and 36% at year end 1996, the first year of occupancy. The average effective annual rental per square foot was $10.08 for 1998, $6.82 for 1997 and $2.69 for 1996.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development has been completed on two buildings containing a total of approximately 49,500 square feet. Fifteen tenants occupied the 880 Holcomb Bridge property as of December 31, 1998 for an occupancy rate of 94%. The average effective annual rental was $17.41 for 1998, $13.71 for 1997 and $9.87 per square foot for 1996.

As of December 31, 1998, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 24.0%, the Partnership contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII contributed $3,496,604 for an equity interest of approximately 49.1%. The total cost to develop the Holcomb Bridge Road Property is approximately $5,902,000, excluding land.

Fund VI-VII-VIII Joint Venture
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership contributed approximately $6,067,688 for an approximately 34.3% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1998, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

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

The average effective annual rental per square foot at the BellSouth Property was $ 16.36 for 1998, $16.40 for 1997 and $14.15 at year end 1996, the first year of occupancy. The occupancy rate at year end was 100% for 1998, 1997 and 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development or resale. As of December 31, 1998, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997. At December 31, 1998, the Joint Venture had $319,000 reserved to fund remaining tenant improvements costs.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

The occupancy rate at Tanglewood Commons was 91% for 1998 and 86% for 1997. The average effective annual rental per square foot at Tanglewood Commons was $10.96 for 1998 and $8.36 for 1997, the first year of occupancy.

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

As of December 31, 1998, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of December 31, 1998, the equity interest in the Fund I - II - II-OW - VI - VII Joint Venture were as follows:
Wells Fund I 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VII 11% and the Partnership 11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1998, the Cherokee Project was approximately 91% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at year end for the Cherokee Property was 91% for 1998, 94% in 1997 and 93% in 1996. The average effective annual rental per square foot at the Cherokee Property was $ 8.78 for 1998, $8.49 for 1997 and $8.59 for 1996.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 2,187,757 outstanding Class A Units held by a total of 1,630 Limited Partners and 312,243 outstanding Class B Units held by a total of 189 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1998, to be $10.61 per Class A Unit and $13.50 per Class B Units based on market conditions existing in early December 1998. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A units) until they have received 10% of their adjusted capital contributions. "Net Cash From Operations" means Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distribution has been made to the General Partner as of December 31, 1998.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during the two most recent fiscal years were as follows:

                               Per Class A Unit
                               ----------------

     Distributions For    Total Cash        Investment    Return of
     Quarter Ended        Distribution        Income       Capital
     -------------        ------------        ------       -------
     March 31, 1997         $359,617           $0.17        $0.00
     June 30, 1997          $362,741           $0.17        $0.00
     Sept. 30, 1997         $399,873           $0.19        $0.00
     Dec. 31, 1997          $432,841           $0.20        $0.00
     March 31, 1998         $435,455           $0.20        $0.00
     June 30, 1998          $440,837           $0.20        $0.00
     Sept. 30, 1998         $438,327           $0.20        $0.00
     Dec. 31, 1998          $426,161           $0.20        $0.00

Fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to the limited partners holding Class A Units until February 1999. Even though there is no guarantee, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 1999, at a level at least comparable with 1998 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994.

The Partnership which began on April 5, 1993 did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units in May, 1993.

                                     1998          1997           1996         1995          1994
                                  ---------      --------       --------     --------      --------
Total assets                      $19,328,676  $20,218,514   $20,880,163   $21,476,126  $21,837.180
Total revenues                        939,519      884,802       675,782     1,002,567      819,535
Net income                            855,788      795,654       589,053       901,828      700,896
Net income/(loss) allocated
  to General Partners                       0            0             0        (1,828)       1,409
Net income allocated to
  Class A Limited Partners          1,770,058    1,677,826     1,234,717     1,172,944      762,218
Net loss allocated to
  Class B Limited Partners           (914,270)    (882,172)     (645,664)     (269,288)     (62,731)
Net income per weighted
  average (1) Class A
  Limited Partner Unit                    .81          .78           .59           .57          .43
Net loss per weighted
  average (1) Class B
  Limited Partner Unit                  (2.80)       (2.47)        (1.60)         (.60)        (.12)
Cash Distributions per
  weighted average (1)
  Class A Limited Partner Unit:
Investment Income                         .80          .73           .57           .62          .32
Return of Capital                         .00          .00           .00           .00          .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General

Gross revenues of the Partnership were $939,519 for the fiscal year ended December 31, 1998, as compared to $884,802 for the fiscal year ended December 31, 1997, and $675,782 for the fiscal year ended December 31, 1996. The increase for 1998 over 1997 and 1996 was due primarily to increased income from joint ventures partially offset by a decrease in interest income. This net increase in revenues is attributed to funds invested in joint ventures, which increased the income generated from the joint ventures but decreased the funds available to earn interest.

Expenses of the Partnership were $83,731 for 1998, as compared to $89,148 for 1997 and $86,729 for 1996. The slight change in expenses for 1998 as compared to 1997 and 1996 was primarily due to decreased legal and accounting expenses.

Net income of the Partnership was $855,788 for the fiscal year ended December 31, 1998, as compared to $795,654 for the fiscal year ended December 31, 1997, and $589,053 for the year ended December 31, 1996. The increase in net income for 1998 over 1997 and 1996 is due primarily to increased earnings from joint ventures.

The Partnership made cash distributions to the limited partners holding Class A Units of $.80 for fiscal year 1998 as compared to $.73 per Class A Unit for fiscal year 1997 and $.57 for fiscal year 1996. The General Partners anticipate distributions per Unit will continue to increase for limited partners holding Class A Units in 1999. Distributions accrued for the fourth quarter of 1998 to the limited partners holding Class A Units were paid in February, 1999. No cash distributions were made to limited partners holding Class B Units.

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

Property Operations
-------------------

As of December 31, 1998, the Partnership's ownership interest in Fund I,II,II-OW, VI and VII Joint Venture was 10.7%, in Fund II,III, VI and VII Joint Venture was 26.9%, in Fund V and VI Joint Venture was 53.5%, in Fund V,VI, and VII Joint Venture was 41.8%, in Fund VI and VII Joint Venture was 43.7% and in Fund VI,VII and VIII Joint Venture was 34.3%.

As of December 31, 1998, the Partnership owned interests through interests in joint ventures in the following operational properties:



             [The Remainder of this page left intentionally blank]
             -----------------------------------------------------

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                           For the Year Ended December 31
                                         ----------------------------------
                                         1998            1997          1996
                                         ----            ----          ----
Revenues:
  Rental income                        $717,499        $717,499      $717,499
                                       --------        --------      --------

Expenses
  Depreciation                          292,032         292,031       292,031
  Management & leasing expenses          27,719          30,189        28,700
  Other operating expenses              (10,530)         (9,983)       13,948
                                       --------        --------      --------
                                        330,281         312,237       334,679
                                       --------        --------      --------

Net income                             $387,218        $405,262      $382,820
                                       ========        ========      ========

Occupied %                                  100 %           100 %         100 %

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture              53.5 %          53.5 %        52.5 %

Cash Distribution to the Partnership   $365,986        $374,219      $357,530

Net Income Allocated to the
  Partnership                          $207,076        $215,449      $200,900


Net income decreased and expenses increased in 1998, as compared to 1997, due primarily to an insurance reimbursement received in 1997 from the tenant for prior year's expenses. Net income increased and expenses decreased in 1997 over 1996 due to the insurance reimbursement in 1997.

The Partnership's ownership in the Fund V-Fund VI Joint Venture increased from 52.5% in 1996, to 53.5% in 1997 and 1998 due to additional fundings by the Partnership, which increased its ownership interest and decreased the Wells Fund V's ownership interest in the Fund V- Fund VI Joint Venture.

Cash distributions remained relatively stable from 1998 as compared to 1997, and 1996. Net income allocated to the Partnership decreased in 1998 as compared to 1997 due to decreased insurance reimbursement due to the insurance reimbursement discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of The

Hartford Building, refer to the Financial Statements, as of December 31, 1998, 1997 and 1996 regarding The Hartford Building commencing at page F-43 of this Annual Report on Form 10-K.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                         For the Year Ended December 31
                                         ------------------------------
                                         1998         1997         1996
                                         ----         ----         ----

Revenues:
  Rental income                        $235,776     $235,508     $196,629
                                       --------     --------     --------

Expenses
  Depreciation                          101,971       96,357       79,239
  Management & leasing expenses          29,648       35,423       19,786
  Other operating expenses               32,156       62,725       90,216
                                       --------     --------     --------
                                        163,775      194,505      189,241
                                       --------     --------     --------

Net income                             $ 72,001     $ 41,003     $  7,388
                                       ========     ========     ========
Occupied %                                   72%          72%          61%

Partnership's Ownership % in the
 Fund V-Fund VI Joint Venture              53.5%        53.5%        52.5%

Cash Distribution to the Partnership   $ 89,458     $ 69,719     $ 41,056

Net Income Allocated to the
 Partnership                           $ 38,513     $ 22,033     $  3,869


Net income is greater in 1997, as compared to 1997 and 1996, due to primarily to increase CAM reimbursements from tenants. Operating expenses for 1997, have decreased from 1996 levels due primarily to a bad debt recovery in 1997, and decreased in 1998 from 1997 due to increased CAM billings to tenants.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.5% in 1998 and 1997 from 52.5% in 1996 due to additional investments by the Partnership which increased the Partnership's ownership interest in the fund V-Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $23,508 for 1998, $25,491 for 1997 and $22,835 for 1996.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                        For the Year Ended December 31
                                        ------------------------------
                                        1998         1997         1996
                                        ----         ----         ----
Revenues:
  Rental income                       $971,447     $968,219     $971,017
                                      --------     --------     --------

Expenses:
  Depreciation                         350,585      350,585      350,585
  Management & leasing expenses         34,632       39,671       38,841
  Other operating expenses              12,261       11,905       14,636
                                      --------     --------     --------
                                       397,478      402,161      404,062
                                      --------     --------     --------

Net income                            $573,969     $566,058     $566,955
                                      ========     ========     ========
Occupied %                                 100%         100%         100%

Partnership's Ownership % in the
 Fund V-VI-VII Joint Venture              41.8%        41.8%        41.8%

Cash Distribution to the Partnership  $389,954     $388,557     $359,305

Net Income Allocated to the
Partnership                           $240,091     $236,782     $237,157

Rental income remained relatively stable in 1998, 1997 and 1996. Operating expense increased slightly due to accounting fee and administrative fees increasing, as compared to 1997. Cash distribution to the partnership and net income allocated to partnership remained stable for 1998.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                        For the Year Ended December 31,
                                        ------------------------------
                                        1998          1997        1996
                                        ----          ----        ----
Revenues:
  Rental income                       $238,093      $285,256    $257,571
                                      --------      --------    --------

Expenses:
  Depreciation                          91,053        86,626      84,642
  Management and leasing expenses       32,844        30,722      51,107
  Other operating expenses             145,402        22,501      59,168
                                      --------      --------    --------
                                       269,299       139,849     194,917
                                      --------      --------    --------

Net (Loss) Income                     $(31,206)     $145,407    $ 62,654
                                      ========      ========    ========

Occupied %                                 100%          100%         87%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture        43.7%         42.5%       42.8%

Cash Distribution to the Partnership  $ 27,885      $ 99,789    $ 65,756

Net (Loss) Income Allocation to the
  Partnership                         $(13,520)     $ 62,151    $ 26,845

In April 1994, the Partnership purchased 3.27 acres of land located in Clayton County, Georgia. On December 9, 1994, the Partnership contributed the Stockbridge Village III property ("Stockbridge Village III") as a capital contribution to the Fund VI - Fund VII Joint Venture.

A net loss is reflected for December 31, 1998, as compared to the net income of $145,407 for December 31, 1997. The net loss was due to a decrease in rental income and an increase in other operating expenses which was due to a bad debt writeoff for Kenny Rodgers Roasters, which vacated in the first quarter of 1998. The space is now being leased by RMS / Fazoli's, which signed a 13 year lease that commenced on December 10, 1998.

The second multi-tenant retail building containing approximately 15,000 square feet was completed in October, 1995. Damon's Clubhouse, a restaurant, occupied approximately 6,732 square feet in October. The Damon's lease is for a term of nine years and eleven months with initial base rent of $102,375 for five years and increasing to $115,375 for the remainder of the lease. The remaining 8,268 square feet were fully occupied by December 31, 1997.

The Stockbridge Village III Project incurred property taxes of $25,248 for 1998, $25,009 for 1997 and $23,026 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                   Year Ended          Year Ended        Nine Months Ended
                                December 31, 1998   December 31, 1997    December 31, 1996
                                -----------------   -----------------    -----------------
Revenues:
  Rental income                     $294,318             $199,090            $ 59,006
                                    --------             --------            --------
Expenses:
  Depreciation                       141,843              111,990              52,780
  Management & leasing expenses       44,398               25,268               3,238
  Other operating expenses            18,181               38,757              28,810
                                    --------             --------            --------
                                     204,422              176,015              84,828
                                    --------             --------            --------
Net income (loss)                   $ 89,896             $ 23,075            $(25,822)
                                    ========             ========            ========

Occupied %                                81%                  74%                 36%

Partnership's Ownership % in the
Fund VI - Fund VII Joint Venture        43.7%                42.5%               42.8%

Cash Distribution to Partnership    $ 96,809             $ 48,829            $      0

Net Income (Loss) Allocated to the
Partnership                         $ 38,827             $  9,832            $(11,070)

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet. The majority of construction was completed in April, 1996 with Cici's Pizza leasing a 4,000 square foot restaurant. The term of the lease is for nine years and eleven months commencing April, 1997. The initial base rent is $48,000. In the third year, annual base rent will increase to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property as of December 31, 1998. Negotiations are being conducted to lease the remaining space.

Rental income, net income and cash distributions have increased due primarily to increased occupancy. The Stockbridge Village I Expansion incurred property taxes of $22,565 for 1998, $25,608 for 1997 and $9,182 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, refer to Item 2, Properties, page 3.

Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture

                                                       For the Year Ended   For the Year Ended   Nine Months Ended
                                                        December 31, 1998    December 31, 1997   December 31, 1996
                                                       ------------------   ------------------   -----------------
Revenues:
  Rental Income                                              $862,360             $679,268            $255,062
                                                             --------             --------            --------
Expenses:
 Depreciation                                                376,290              325,974             181,798
 Management & leasing expenses                                97,701               48,962              28,832
 Other operating expenses                                     60,799              195,567             101,600
                                                            --------             --------            --------
                                                             534,790              570,503             312,230
                                                            --------             --------            --------

 Net income (loss)                                          $327,570             $108,765            $(57,168)
                                                            ========             ========            ========
 Occupied %                                                       94%                  94%                 63%

 Partnership's Ownership % in the
 Fund II - III - VI - VII Joint
 Venture                                                        26.9%                26.9%               26.0%

 Cash Distribution to Partnership                           $199,946             $115,220            $ 19,329

Net Income (Loss) Allocated to the
 Partnership                                                $ 87,915             $ 28,409            $(10,193)

In January, 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at Holcomb Bridge Road to the Fund II - III - VI - VII Joint Venture. The project opened in April, 1996. Development has been substantially completed on two buildings with a total of 49,530 square feet. As of December 31, 1998, fifteen tenants occupied space in the retail building under leases of varying lengths.

Income, depreciation, management and leasing expenses increased compared to 1997, due primarily to increased occupancy in fourth quarter of 1997. Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, 12-month income and expense figures are not available.

The Holcomb Bridge Road Property incurred property taxes of $52,162 for 1998, $85,230 for 1997 and $37,191 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                   For the Year Ended   For the Year Ended   Eight Months Ended
                                    December 31, 1998    December 31, 1997    December 31, 1996
                                   ------------------   ------------------   ------------------

Revenues:
  Rental income                            $1,521,109           $1,524,708             $876,711
  Interest income                               7,806                8,188               60,092
  Other income                                  9,373                  360                  150
                                           ----------           ----------             --------
                                            1,538,288            1,533,256              936,953
                                           ----------           ----------             --------

Expenses:
  Depreciation                                444,448              443,544              290,407
  Management & leasing expenses               190,025              191,176               99,330
  Other operating expenses                    436,403              415,114              288,815
                                           ----------           ----------             --------
                                            1,070,876            1,049,834              678,552
                                           ----------            ---------              -------

Net income                                $   467,412           $  483,422             $258,401
                                          ===========           ==========             ========
Occupied %                                        100%                 100%                 100%

Partnership's Ownership % in the
 Fund VI - VII - VIII Joint Venture              34.3%                34.3%                36.4%

Cash Distribution to Partnership           $  323,745           $  335,846             $175,281

Net Income Allocated to Partnership        $  160,090           $  170,391             $100,600

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

Net income has decreased in 1998 as compared to 1997 due primarily to increased cost for HVAC repairs and various other building expenses. Cash distributions and net income allocated to the partnership decreased in 1998 from 1997 levels due primarily to additional funding by Wells Fund VIII in early 1997, which decreased the partnership ownership in the fund VI-VII-VIII Joint Venture. Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts. Since the building opened in May, 1996, 12-month income and expense figures for 1996 are not available.

The BellSouth Property incurred property taxes of $171,629 for 1998, $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                         For the Year  Ended   Eleven Months Ended
                                                          December 31, 1998     December 31, 1997
                                                         -------------------   -------------------
Revenues:
  Rental income                                               $737,862              $562,880
  Interest income                                               17,610                11,276
                                                              --------              --------
                                                               755,472               574,156
                                                              --------              --------

Expenses:
  Depreciation                                                 244,311               191,155
  Management & leasing expenses                                 61,562                41,589
  Other operating expenses                                      49,338                88,873
                                                              --------              --------
                                                               355,211               321,617
                                                              --------              --------

Net income                                                    $400,261              $252,539
                                                              ========              ========
Occupied %                                                          91%                   86%

Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                                   34.3%                 34.3%

Cash Distribution to Partnership                              $218,408              $132,652

Net Income Allocated to the
Partnership                                                   $137,091              $ 87,731

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

Tanglewood Commons incurred property taxes of $52,229 for 1998 and $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item , Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties page 3.

Cherokee Commons Shopping Center / Fund I - II - II-OW - VI - VII Joint Venture.
-------------------------------------------------------------------------------

                                      For the Year Ended December 31
                                      ------------------------------
                                      1998          1997        1996
                                      ----          ----        ----
Revenues:
  Rental Income                      $909,831    $880,652    $890,951
  Interest Income                          84          67          73
                                     --------    --------    --------
                                      909,915     880,719     891,024
                                     --------    --------    --------
Expenses:
  Depreciation                        444,660     440,882     429,419
  Management & leasing expenses        82,517      78,046      48,882
  Other operating expenses             84,676     138,294     180,841
                                     --------    --------    --------
                                      611,853     657,222     659,142
                                     --------    --------    --------

Net income                           $298,062    $223,497    $231,882
                                     ========    ========    ========

Occupied %                                 91%         94%         93%

Partnership's Ownership %                10.7%       10.7%       10.7%

Cash Distribution to Partnership     $ 79,238    $ 65,047    $ 72,510

Net Income Allocated to the
Partnership                          $ 31,916    $ 23,931    $ 24,830

Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule. Rental income decreased in 1997, as compared to 1996, due to decreased occupancy at the property for the first three quarters of 1997. The increase in occupancy in the fourth quarter of 1997, was due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $84,676 in 1998 from $138,294 in 1997 and $180,841 in 1996. The decrease in operating expense in 1998, as compared to 1997 is due to decreased expenditures for tenants improvements, common area expenses and legal fees. The decrease in operating expenses in 1997, as compared to 1996, is due to a change in estimated billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repair and contract labor expenses. Net income of the property increased to

$298,062 in 1998 and decreased to $223,497 in 1997 from $231,882 in 1996, due to the reasons discussed above.

Real estate taxes were $77,311 for 1998, $67,259 for 1997 and $63,696 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership incurred $4,619,157 in commissions, acquisition fees, organization and offering costs; invested $20,239,843 in properties; reserved $124,000 as working capital reserves; and the remainder of approximately $17,000 is reserved for investment in the Fund V - Fund VI Joint Venture to complete the Stockbridge Village II Project.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements at the Stockbridge Village II, Stockbridge Expansion and at the Holcomb Bridge Road Property, the General Partners have used $126,000 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. It is anticipated that future rental revenues from these projects will be allocated to restore the Partnership's minimum working capital reserve levels over time in the future.

The Partnership net cash used in operating activities increased from $2,716 for the year ended December 31, 1996 to $57,206 for the year ended December 31, 1997 and to $70,649 for the year ended December 31, 1998 primarily due to decreased interest income in 1997 and 1998. Net cash provided by investing activities increased from $809,967 in 1996 to $1,189,264 in 1997 and to $1,693,826 in 1998
due primarily to decreased investments in joint ventures, a return of capital in 1996 due to a transfer of funds from Tanglewood Project to the Holcomb Bridge Road Project and increases in distributions received from joint ventures. Cash flow from financing activities varied from ($1,185,516) in 1996 to ($1,452,803) in 1997 and ($1,745,626) in 1998 due to increased in distributions to partners.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1998. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

Inflation
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998.

                            CASH COMPENSATION TABLE

        (A)                           (B)                       (C)
Name of individual or      Capacities in which served
number in group            Form of Compensation         Cash Compensation
---------------------      --------------------------   -----------------

Wells Management             Property Manager -             $124,660
Company, Inc.                Management and Leasing
                             Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998, but not actually paid until January, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

     Interest in Partnership Cash Flow and Net Sale Proceeds.  The General
     -------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners received no distribution from cash flow or from net sales proceeds in 1998.

     Property Management and Leasing Fees.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by other rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $124,660 in property management and leasing fees relating to the Partnership in 1998.

     Real Estate Commissions.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totalling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 1998.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)1.   Financial Statements
        The Financial Statements are contained on pages F-2 through F-48 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.   Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

                                     Wells Real Estate Fund VI, L.P.
                                     (Registrant)



                                     By: /s/ Leo F. Wells, III
                                         --------------------------
                                         Leo F. Wells, III
                                         Individual General Partner and as
                                         President and Chief Financial Officer
                                         of Wells Capital, Inc., the General
                                         Partner of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                      Title
---------                      -----

/s/ Leo F. Wells, III          Individual General Partner,     March 26, 1999
----------------------         President and Sole Director
Leo F. Wells, III              of Wells Capital, Inc., the
                               General Partner of Wells
                               Partners, L.P.



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                       INDEX TO THE FINANCIAL STATEMENTS



Financial Statements                                    Page
--------------------                                    ----

Independent Auditors' Reports                           F2
Balance Sheets as of December 31, 1998 and 1997         F3
Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996                      F4
Statements of Partners' Capital for the Years Ended
  December 31, 1998, 1997 and 1996                      F5
Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                      F6
Notes to Financial Statements for December 31, 1998,
  1997, and 1996                                        F7
Audited Financial Statements - The Hartford Building    F42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. aA audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                               1998               1997
                                                                            -----------        -----------
INVESTMENT IN JOINT VENTURES                                                $18,753,866        $19,479,915

CASH AND CASH EQUIVALENTS                                                       145,888            268,337

DUE FROM AFFILIATES                                                             427,734            465,733

DEFERRED PROJECT COSTS                                                              888              2,666

ORGANIZATIONAL COSTS, LESS ACCUMULATED AMORTIZATION OF $31,250 IN
 1998 AND $29,687 IN 1997                                                             0              1,563


PREPAID EXPENSES AND OTHER ASSETS                                                   300                300
                                                                            -----------        -----------
       Total assets                                                         $19,328,676        $20,218,514
                                                                            ===========        ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Partnership distributions payable                                          $   427,995        $   432,841
                                                                            -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                   18,608,322         18,525,190
   Class B                                                                      292,359          1,260,483
                                                                            -----------        -----------
       Total partners' capital                                               18,900,681         19,785,673
                                                                            -----------        -----------
       Total liabilities and partners' capital                              $19,328,676        $20,218,514
                                                                            ===========        ===========



      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998              1997              1996
                                                             ----------        ----------        ----------
REVENUES:
 Equity in income of joint ventures                          $  928,000        $  856,710        $  607,214
 Interest income                                                 11,519            28,092            68,568
                                                             ----------        ----------        ----------
                                                                939,519           884,802           675,782
                                                             ----------        ----------        ----------
EXPENSES:
 Partnership administration                                      58,706            52,386            49,424
 Legal and accounting                                            15,481            21,541            26,556
 Amortization of organization costs                               1,563             6,250             6,250
 Computer costs                                                   7,981             8,971             4,499
                                                             ----------        ----------        ----------
                                                                 83,731            89,148            86,729
                                                             ----------        ----------        ----------
NET INCOME                                                   $  855,788        $  795,654        $  589,053
                                                             ==========        ==========        ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS
                                                             $1,770,058        $1,677,826        $1,234,717
                                                             ==========        ==========        ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS
                                                             $ (914,270)       $ (882,172)       $ (645,664)
                                                             ==========        ==========        ==========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED
 PARTNER UNIT                                                $     0.81        $     0.78        $     0.59
                                                             ==========        ==========        ==========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER
 UNIT                                                        $    (2.80)       $    (2.47)       $    (1.60)
                                                             ==========        ==========        ==========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT
                                                             $     0.80        $     0.73        $     0.57
                                                             ==========        ==========        ==========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                               Limited Partners
                                                ---------------------------------------------
                                                        Class A                 Class B            Total
                                                ----------------------   --------------------    Partners'
                                                  Units       Amount      Units      Amount       Capital
                                                ---------  -----------   --------  ----------   -----------
BALANCE, December 31, 1995                      2,048,356  $17,637,686   451,644   $3,506,575   $21,144,261

 Net income (loss)                                      0    1,234,717         0     (645,664)      589,053
 Partnership distributions                              0   (1,188,223)        0            0    (1,188,223)
 Class B conversion elections                      64,901      478,317   (64,901)    (478,317)            0
                                                ---------  -----------   --------  ----------   -----------
BALANCE, DECEMBER 31, 1996                      2,113,257   18,162,497   386,743    2,382,594    20,545,091

 Net income (loss)                                      0    1,677,826         0     (882,172)      795,654
 Partnership distributions                              0   (1,555,072)        0            0    (1,555,072)
 Class B conversion elections                      45,638      239,939   (45,638)    (239,939)            0
                                                ---------  -----------   --------  ----------   -----------
BALANCE, DECEMBER 31, 1997                      2,158,895   18,525,190   341,105    1,260,483    19,785,673

 Net income (loss)                                      0    1,770,058         0     (914,270)      855,788
 Partnership distributions                              0   (1,740,780)        0            0    (1,740,780)
 Class B conversion elections                      28,862       53,854   (28,862)     (53,854)            0
                                                ---------  -----------   --------  ----------   -----------
BALANCE, DECEMBER 31, 1998                      2,187,757  $18,608,322   312,243   $  292,359   $18,900,681
                                                =========  ===========   =======   ==========   ===========




        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996



                                                                          1998                1997                1996
                                                                      -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $   855,788         $   795,654         $   589,053
                                                                      -----------         -----------         -----------
 Adjustments to reconcile net income to net cash used in
  operating activities:
     Equity in income of joint ventures                                  (928,000)           (856,710)           (607,214)
     Amortization of organization costs                                     1,563               6,250               6,250
     Changes in assets and liabilities:
       Prepaid expenses and other assets                                        0               2,100               8,695
       Accounts payable and accrued expenses                                    0              (4,500)                500
                                                                      -----------         -----------         -----------
         Total adjustments                                               (926,437)           (852,860)           (591,769)
                                                                      -----------         -----------         -----------
         Net cash used in operating activities                            (70,649)            (57,206)             (2,716)
                                                                      -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                            (135,602)           (310,759)           (734,924)
 Distributions received from joint ventures                             1,829,428           1,500,023           1,044,891
 Return of contributions in joint venture                                       0                   0             500,000
                                                                      -----------         -----------         -----------
         Net cash provided by investing activities
                                                                        1,693,826           1,189,264             809,967
                                                                      -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings
                                                                       (1,745,626)         (1,452,803)         (1,185,516)
                                                                      -----------         -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                         (122,449)           (320,745)           (378,265)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                          268,337             589,082             967,347
                                                                      -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   145,888         $   268,337         $   589,082
                                                                      ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs contributed to joint ventures
                                                                      $     1,778         $    11,491         $    21,305
                                                                      ===========         ===========         ===========



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

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

   The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
   Funds: (i) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"), (ii) an office/retail center in Roswell, Georgia, (iii) the Hartford Building, a four-story office building located in Southington, Connecticut, (iv) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin, (vi) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia,
   (vii) a retail center expansion in Stockbridge, Georgia, (viii) the BellSouth property, a four-story office building in Jacksonville, Florida, and (ix) a retail shopping center in Clemmons, Forsyth County, North Carolina.

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

        . To the general partners until they have received 100% of their capital contributions, as defined

        . Thereafter, 80% to the limited partners and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

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

   Per Unit Data

   Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996, is computed based on the weighted average number of units outstanding during the period.

   Reclassifications

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1998 were $932,216 and amounted to 3.7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in real estate assets at the joint ventures. Deferred project costs at December 31, 1998 and 1997 represent fees not yet applied to properties.

3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997, as follows:

                                                                          1998            1997
                                                                        --------        --------
Fund V and VI Associates                                                $ 98,669        $141,979
Fund V,  VI, and  VII Associates                                          98,715          96,724
Fund VI and  VII Associates                                               29,672          38,932
Fund VI,  VII, and  VIII Associates                                      128,335         132,340
Fund I,  II, II-OW, VI, and  VII Associates--Cherokee                     16,013          20,409
Fund II, III, VI, and VII Associates                                      56,330          35,349
                                                                        --------        --------
                                                                        $427,734        $465,733
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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $124,660, $170,646, and $93,349 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                               1998                             1997
                                                   --------------------------       --------------------------
                                                      Amount          Percent          Amount          Percent
                                                   -----------        -------       -----------        -------
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                              $   844,160           11%        $   891,482           11%

Fund II, III, VI, and VII Associates                 1,682,380           26           1,789,811           27
Fund V and VI Associates                             4,789,883           53           4,989,976           53
Fund V, VI, and VII Associates                       3,113,259           42           3,263,121           42
Fund VI and VII Associates                           2,511,074           44           2,487,443           43
Fund VI, VII, and VIII Associates                    5,813,110           34           6,058,082           34
                                                   -----------                      -----------
                                                   $18,753,866                      $19,479,915
                                                   ===========                      ===========

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1998 and 1997:

                                                                              1998                1997
                                                                           -----------         -----------
Investment in joint ventures, beginning of year                            $19,479,915         $19,930,833
Equity in income of joint ventures                                             928,000             856,710
Distributions from joint ventures                                           (1,791,429)         (1,629,878)
Contributions to joint ventures                                                137,380             322,250
                                                                           -----------         -----------
Investment in joint ventures, end of year                                  $18,753,866         $19,479,915
                                                                           ===========         ===========

   Fund I, II, II-OW, VI, and VII Associates--Cherokee

   In August 1995, the Partnership entered into a joint venture agreement with Wells Real Estate Fund I, Fund II and II-OW (a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker-- Cherokee joint venture. Concurrent with the formation of the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee joint venture.
   Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates-- Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,219,704       $1,219,704
 Building and improvements, less accumulated depreciation of
  $2,717,809 in 1998 and $2,273,149 in 1997                                  6,500,995        6,939,884
                                                                            ----------       ----------
       Total real estate assets                                              7,720,699        8,159,588
Cash and cash equivalents                                                      222,814          153,159
Accounts receivable                                                             35,517           92,516
Prepaid expenses and other assets                                               90,979           99,869
                                                                            ----------       ----------
       Total assets                                                         $8,070,009       $8,505,132
                                                                            ==========       ==========
                               Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $  107,129       $   36,851
 Partnership distributions payable                                             130,838          194,123
 Due to affiliates                                                             109,267           93,940
                                                                            ----------       ----------
       Total liabilities                                                       347,234          324,914
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,741,492        1,863,173
 Fund II and II-OW                                                           4,295,663        4,536,781
 Wells Real Estate Fund VI                                                     844,160          891,482
 Wells Real Estate Fund VII                                                    841,460          888,782
                                                                            ----------       ----------
       Total partners' capital                                               7,722,775        8,180,218
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,070,009       $8,505,132
                                                                            ==========       ==========

               Fund I, II, II-OW, VI and VII Associates--Cherokee

                           (A Georgia Joint Venture)

                              Statements of Income

             for the Years Ended December 31, 1998, 1997, and 1996

                                                                1998      1997      1996
                                                              --------  --------  --------
Revenues:
  Rental income                                               $909,831  $880,652  $890,951
  Interest income                                                   84        67        73
                                                              --------  --------  --------
                                                               909,915   880,719   891,024
                                                              --------  --------  --------
 Expenses:
  Depreciation                                                 444,660   440,882   429,419
  Operating costs, net of reimbursements                        35,715    70,017   126,367
  Property administration                                       22,934    26,260    42,868
  Management and leasing fees                                   82,517    78,046    48,882
  Legal and accounting                                           7,363     9,385     8,362
  Computer costs                                                     0         0     3,244
  Bad debt expense                                              18,664         0         0
  Loss on real estate assets                                         0    32,632         0
                                                              --------  --------  --------
                                                               611,853   657,222   659,142
                                                              --------  --------  --------
 Net income                                                   $298,062  $223,497  $231,882
                                                              ========  ========  ========

 Net income allocated to Wells Real Estate Fund I             $ 71,604  $ 53,691  $ 55,705
                                                              ========  ========  ========

 Net income allocated to Fund II and II-OW                    $162,626  $121,942  $126,517
                                                              ========  ========  ========

 Net income allocated to Wells Real Estate Fund VI            $ 31,916  $ 23,932  $ 24,830
                                                              ========  ========  ========

 Net income allocated to Wells Real Estate Fund VII           $ 31,916  $ 23,932  $ 24,830
                                                              ========  ========  ========


               Fund I, II, II-OW, VI and VII Associates--Cherokee

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

             for the Years Ended December 31, 1998, 1997, and 1996

                                                Wells Real     Fund II    Wells Real   Wells Real      Total
                                                  Estate         and        Estate       Estate      Partners'
                                                  Fund I        II-OW       Fund VI     Fund VII      Capital
                                                ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1995                      $2,103,666   $5,028,796     $980,277     $977,577   $9,090,316
 Net income                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1996                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1997                       1,863,173    4,536,781      891,482      888,782    8,180,218
 Net income                                         71,604      162,626       31,916       31,916      298,062
 Partnership distributions                        (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1998                      $1,741,492   $4,295,663     $844,160     $841,460   $7,722,775
                                                ----------   ----------     --------     --------   ----------

              Fund I, II, II-OW, VI, and VII Associates--Cherokee

                           (A Georgia Joint Venture)

                            Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996

                                                                              1998             1997              1996
                                                                           ----------        ----------        ----------
Cash flows from operating activities:
 Net income                                                                 $ 298,062         $ 223,497         $ 231,882
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             444,660           440,882           429,419
     Loss on real estate assets                                                     0            32,632                 0
     Changes in assets and liabilities:
       Accounts receivable                                                     56,999             1,386            43,062
       Prepaid expenses and other assets                                        8,890           (21,342)           14,106
       Accounts payable and accrued expenses                                   70,278            13,721            (4,624)
       Due to affiliates                                                       15,327            15,565             9,613
                                                                            ---------         ---------         ---------
          Total adjustments                                                   596,154           482,844           491,576
                                                                            ---------         ---------         ---------
          Net cash provided by operating activities
                                                                              894,216           706,341           723,458
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                     (5,771)          (83,424)          (28,231)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                     (818,790)         (541,104)         (834,237)
                                                                            ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                           69,655            81,813          (139,010)
Cash and cash equivalents, beginning of year                                  153,159            71,346           210,356
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 222,814         $ 153,159         $  71,346
                                                                            =========         =========         =========

   Fund II, III, VI, and VII Associates


   On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates, and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Brookwood Grill to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, the Partnership and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                     Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $884,062 in 1998 and $507,772 in 1997                                      4,773,062        5,025,276
 Construction in progress                                                       41,263           59,564
                                                                            ----------       ----------
       Total real estate assets                                              6,139,567        6,410,082
Cash and cash equivalents                                                      308,788          219,391
Accounts receivable                                                            111,460           54,524
Prepaid expenses and other assets                                              233,965          269,568
                                                                            ----------       ----------
       Total assets                                                         $6,793,780       $6,953,565
                                                                            ==========       ==========
                     Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $  192,072       $  170,776
 Partnership distributions payable                                             209,716          131,907
                                                                            ----------       ----------
                                                                               401,788          302,683
                                                                            ----------       ----------
Partners' capital:
 Fund II and III Associates                                                  1,507,807        1,608,215
 Wells Real Estate Fund VI                                                   1,682,380        1,789,811
 Wells Real Estate Fund VII                                                  3,201,805        3,252,856
                                                                            ----------       ----------
       Total partners' capital                                               6,391,992        6,650,882
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,793,780       $6,953,565
                                                                            ==========       ==========

                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                          Statements of Income (Loss)

             for the Years Ended December 31, 1998, 1997, and 1996

                                              1998      1997       1996
                                            --------   --------   --------
Revenues:
  Rental income                             $872,978   $679,268   $255,062
  Other income                                36,000          0          0
                                            --------   --------   --------
                                             908,978    679,268    255,062
                                            --------   --------   --------
Expenses:
  Depreciation                               376,290    325,974    181,798
  Operating costs, net of reimbursements      85,983    122,261     75,018
  Management and leasing fees                 97,701     99,834     28,832
  Legal and accounting                         6,509      4,885     14,928
  Property administration                     14,926     17,321     10,286
  Computer costs                                   0        228      1,368
                                            --------   --------   --------
                                             581,409    570,503    312,230
                                            --------   --------   --------
Net income (loss)                           $327,569   $108,765   $(57,168)
                                            ========   ========   ========
Net income (loss) allocated to Fund II and
  III Associates                            $ 78,791   $ 27,213   $(19,378)
                                            ========   ========   ========
Net income (loss) allocated to Wells Real
  Estate Fund VI                            $ 87,914   $ 28,409   $(10,193)
                                            ========   ========   ========
Net income (loss) allocated to Wells Real
  Estate Fund VII                           $160,864   $ 53,143   $(27,597)
                                            ========   ========   ========


                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

             for the Years Ended December 31, 1998, 1997, and 1996

                                                        Fund II             Wells           Wells Real            Total
                                                        and III          Real Estate          Estate            Partners'
                                                      Associates           Fund VI           Fund VII            Capital
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1995                            $1,729,116         $1,028,210         $2,521,739         $5,279,065
 Partnership contributions                                     0            761,259            835,646          1,596,905
 Partnership distributions                               (19,494)           (19,329)           (37,237)           (76,060)
 Net loss                                                (19,378)           (10,193)           (27,597)           (57,168)
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1996                             1,690,244          1,759,947          3,292,551          6,742,742
 Partnership contributions                                     0            116,675            121,576            238,251
 Partnership distributions                              (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                               27,213             28,409             53,143            108,765
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1997                             1,608,215          1,789,811          3,252,856          6,650,882
 Partnership contributions                                     0              4,600            154,049            158,649
 Partnership distributions                              (179,199)          (199,945)          (365,964)          (745,108)
 Net income                                               78,791             87,914            160,864            327,569
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1998                            $1,507,807         $1,682,380         $3,201,805         $6,391,992
                                                      ==========         ==========         ==========         ==========

                      Fund II, III, VI, and VII Associates

                           (A Georgia Joint Venture)

                            Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996

                                                           1998         1997         1996
                                                         ---------   ---------    ----------
Cash flows from operating activities:
  Net income (loss)                                      $ 327,569   $ 108,765   $   (57,168)
                                                         ---------   ---------    ----------
  Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
   Depreciation                                            376,290     325,974       181,798
   Changes in assets and liabilities:
    Accounts receivable                                    (56,936)     12,810       (67,334)
    Prepaid expenses and other assets                       35,603    (123,748)     (104,792)
    Accounts payable and accrued expenses                   21,296     (34,194)       88,532
                                                         ---------   ---------    ----------
     Total adjustments                                     376,253     180,842        98,204
                                                         ---------   ---------    ----------
     Net cash provided by operating activities             703,822     289,607        41,036
                                                         ---------   ---------    ----------
Cash flows from investing activities:
  Decrease in construction payables                              0           0      (358,467)
  Investment in real estate                               (102,122)   (620,059)   (1,736,082)
                                                         ---------   ---------    ----------
     Net cash used in investing activities                (102,122)   (620,059)   (2,094,549)
                                                         ---------   ---------    ----------
Cash flows from financing activities:
  Contributions from joint venture partners                154,996     230,699     1,434,308
  Distributions to joint venture partners                 (667,299)   (356,559)      (26,470)
                                                         ---------   ---------    ----------
     Net cash (used in) provided by
      financing activities                                (512,303)   (125,860)    1,407,838
                                                         ---------   ---------    ----------
Net increase (decrease) in cash and cash equivalents        89,397    (456,312)     (645,675)
Cash and cash equivalents, beginning of year               219,391     675,703     1,321,378
                                                         ---------   ---------    ----------
Cash and cash equivalents, end of year                   $ 308,788   $ 219,391    $  675,703
                                                         =========   =========    ==========
Supplemental disclosure of noncash activities:
  Deferred project costs contributed                     $   3,653   $   7,552    $  162,597
                                                         =========   =========    ==========

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

   Following are the financial statements for Fund V and VI Associates:

                            FUND V AND VI ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, AT COST:
 Land                                                                       $1,622,733       $1,622,733
 Building and improvements, less accumulated depreciation of
  $1,578,728 in 1998 and $1,184,725 in 1997                                  7,186,970        7,590,973
 Construction in progress                                                        9,763              493
                                                                            ----------       ----------
       Total real estate assets                                              8,819,466        9,214,199
Cash and cash equivalents                                                      213,183          245,298
Accounts receivable                                                             96,830          109,882
Prepaid expenses and other assets                                               49,599           56,002
                                                                            ----------       ----------
       Total assets                                                         $9,179,078       $9,625,381
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   16,477       $   17,885
 Partnership distributions payable                                             206,141          265,539
 Due to affiliates                                                               6,809            9,657
                                                                            ----------       ----------
       Total liabilities                                                       229,427          293,081
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                    4,159,768        4,342,324
 Wells Real Estate Fund VI                                                   4,789,883        4,989,976
                                                                            ----------       ----------
       Total partners' capital                                               8,949,651        9,332,300
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $9,179,078       $9,625,381
                                                                            ==========       ==========

                            FUND V AND VI ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                               1998      1997       1996
                                            --------   --------   --------
Revenues:
  Rental income                             $953,275   $953,007   $914,128
                                            --------   --------   --------
Expenses:
  Depreciation                               394,003    388,387    371,270
  Operating costs, net of reimbursements      19,566     39,492     49,873
  Management and leasing fees                 57,368     65,612     48,486
  Legal and accounting                         9,107     24,941     10,816
  Property administration                     14,012     10,425     10,655
  Computer costs                                   0          0      2,820
  Bad debt (recovery) expense                      0    (22,115)    30,000
                                            --------   --------   --------
                                             494,056    506,742    523,920
                                            --------   --------   --------
Net income                                  $459,219   $446,265   $390,208
                                            ========   ========   ========
Net income allocated to Wells Real Estate
  Fund V                                    $213,630   $208,783   $185,438
                                            ========   ========   ========
Net income allocated to Wells Real Estate
  Fund VI                                   $245,589   $237,482   $204,770
                                            ========   ========   ========


                            FUND V AND VI ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                          Wells Real        Wells Real          Total
                                                            Estate            Estate          Partners'
                                                            Fund V           Fund VI           Capital

Balance, December 31, 1995                                  $4,699,427        $5,181,922        $9,881,349
 Net income                                                    185,438           204,770           390,208
 Partnership contributions                                           0            18,130            18,130
 Partnership distributions                                    (360,946)         (398,586)         (759,532)
                                                            ----------        ----------        ----------
Balance, December 31, 1996                                   4,523,919         5,006,236         9,530,155
 Net income                                                    208,783           237,482           446,265
 Partnership contributions                                           0           190,197           190,197
 Partnership distributions                                    (390,378)         (443,939)         (834,317)
                                                            ----------        ----------        ----------
Balance, December 31, 1997                                   4,342,324         4,989,976         9,332,300
 Net income                                                    213,630           245,589           459,219
 Partnership contributions                                           0             9,762             9,762
 Partnership distributions                                    (396,186)         (455,444)         (851,630)
                                                            ----------        ----------        ----------
Balance, December 31, 1998                                  $4,159,768        $4,789,883        $8,949,651
                                                            ==========        ==========        ==========

                           FUND V AND VI ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                              1998               1997             1996
                                                                            --------          ---------         --------
Cash flows from operating activities:
 Net income                                                                 $ 459,219         $ 446,265         $ 390,208
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             394,003           388,387           371,270
     Changes in assets and liabilities:
       Accounts receivable                                                     13,052            10,140           (23,373)
       Prepaid expenses and other assets                                        6,403            (1,033)          (13,827)
       Accounts payable                                                         9,084            (7,867)           15,752
       Due to affiliates                                                       (2,848)            4,120               799
                                                                            ---------         ---------         ---------
         Total adjustments                                                    419,694           393,747           350,621
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            878,913           840,012           740,829
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                          0          (185,123)          (10,807)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Contributions from joint venture partners                                          0           190,197            18,130
 Distributions to joint venture partners                                     (911,028)         (757,231)         (774,404)
                                                                            ---------         ---------         ---------
         Net cash used in financing activities                               (911,028)         (567,034)         (756,274)
                                                                            ---------         ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (32,115)           87,855           (26,252)
Cash and cash equivalents, BEGINNING OF YEAR                                  245,298           157,443           183,695
                                                                            ---------         ---------         ---------
Cash and cash equivalents, END OF YEAR                                      $ 213,183         $ 245,298         $ 157,443
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

   Following are the financial statements for Fund V, VI, and VII Associates:


                        FUND V, VI, AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                    Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, AT COST:
 Land                                                                       $  314,591       $  314,591
 Building and improvements, less accumulated depreciation of
  $1,356,199 in 1998 and $1,005,614 in 1997                                  7,011,705        7,362,290
                                                                            ----------       ----------
       Total real estate assets                                              7,326,296        7,676,881
Cash and cash equivalents                                                      235,991          231,232
Accounts receivable                                                            121,594          130,577
                                                                            ----------       ----------
       Total assets                                                         $7,683,881       $8,038,690
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                          $  235,990       $  231,232
 Due to affiliates                                                               4,864            6,166
                                                                            ----------       ----------
       Total liabilities                                                       240,854          237,398
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund V                                                    1,224,896        1,283,867
 Wells Real Estate Fund VI                                                   3,113,259        3,263,121
 Wells Real Estate Fund VII                                                  3,104,872        3,254,304
                                                                            ----------       ----------
       Total partners' capital                                               7,443,027        7,801,292
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $7,683,881       $8,038,690
                                                                            ==========       ==========

                        FUND V, VI, AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                   1998            1997            1996
                                                                                --------         --------        --------

Revenues:
  Rental income                                                                 $971,447         $968,219        $971,017
                                                                                --------         --------        --------
Expenses:
  Depreciation                                                                   350,585          350,585         350,585
  Management and leasing fees                                                     34,632           39,671          38,841
  Legal and accounting                                                             3,450            5,690           7,331
  Property administration                                                          7,439            3,878           4,641
  Computer costs                                                                       0              107           1,410
  Operating costs                                                                  1,372            2,230           1,254
                                                                                --------         --------        --------
                                                                                 397,478          402,161         404,062
                                                                                --------         --------        --------
Net income                                                                      $573,969         $566,058        $566,955
                                                                                ========         ========        ========
Net income allocated to Wells Real Estate
  Fund V                                                                        $ 94,475         $ 93,173        $ 93,321
                                                                                ========         ========        ========
Net income allocated to Wells Real Estate
  Fund VI                                                                       $240,091         $236,782        $237,157
                                                                                ========         ========        ========
 Net income allocated to Wells Real Estate
  Fund VII                                                                      $239,403         $236,103        $236,477
                                                                                ========         ========        ========


                        FUND V, VI, AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                       Wells Real         Wells Real         Wells Real            Total
                                                        Estate             Estate             Estate            Partners'
                                                        Fund V             Fund VI           Fund VII            Capital
                                                     -----------        -----------        -----------        -----------
Balance, December 31, 1995                            $1,391,654         $3,537,044         $3,527,440         $8,456,138
 Net income                                               93,321            237,157            236,477            566,955
 Partnership distributions                              (141,385)          (359,305)          (358,274)          (858,964)
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1996                             1,343,590          3,414,896          3,405,643          8,164,129
 Net income                                               93,173            236,782            236,103            566,058
 Partnership distributions                              (152,896)          (388,557)          (387,442)          (928,895)
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1997                             1,283,867          3,263,121          3,254,304          7,801,292
 Net income                                               94,475            240,091            239,403            573,969
 Partnership distributions                              (153,446)          (389,953)          (388,835)          (932,234)
                                                      ----------         ----------         ----------         ----------
Balance, December 31, 1998                            $1,224,896         $3,113,259         $3,104,872         $7,443,027
                                                      ==========         ==========         ==========         ==========

                        FUND V, VI, AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                               1998              1997              1996
                                                                            ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                 $ 573,969         $ 566,058         $ 566,955
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             350,585           350,585           350,585
     Changes in assets and liabilities:
       Accounts receivable                                                      8,983            11,781           (61,017)
       Due to affiliates                                                       (1,302)              471             2,441
                                                                            ---------         ---------         ---------
         Total adjustments                                                    358,266           362,837           292,009
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities
                                                                              932,235           928,895           858,964
Cash flows from financing activities:
 Distributions to joint venture partners                                     (927,476)         (911,808)         (853,946)
                                                                            ---------         ---------         ---------
Net increase in cash and cash equivalents                                       4,759            17,087             5,018
Cash and cash equivalents, beginning of year                                  231,232           214,145           209,127
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 235,991         $ 231,232         $ 214,145
                                                                            =========         =========         =========

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

   During 1997 and 1998, both the Partnership and Fund VII made contributions to Fund VI and VII Associates, and during 1996, Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VI and VII Associates:

                          FUND VI AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                    Assets

                                                                               1998             1997
                                                                            ----------       ----------
Real estate assets, AT COST:
 Land                                                                       $1,812,447       $1,812,447
 Building and improvements, less accumulated depreciation of
  $597,207 in 1998 and $364,311 in 1997                                      3,720,105        3,834,375

 Construction in progress                                                            0           34,669
                                                                            ----------       ----------
       Total real estate assets                                              5,532,552        5,681,491
CASH AND CASH EQUIVALENTS                                                       60,259           33,921
ACCOUNTS RECEIVABLE                                                            133,134          191,854
PREPAID EXPENSES AND OTHER ASSETS                                              130,683          131,527
                                                                            ----------       ----------
       Total assets                                                         $5,856,628       $6,038,793
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   37,400       $   95,044
 Partnership distributions payable                                              67,943           91,435
 Due to affiliates                                                               5,338            4,606
                                                                            ----------       ----------
       Total liabilities                                                       110,681          191,085
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund VI                                                   2,511,074        2,487,443
 Wells Real Estate Fund VII                                                  3,234,873        3,360,265
                                                                            ----------       ----------
       Total partners' capital                                               5,745,947        5,847,708
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $5,856,628       $6,038,793
                                                                            ==========       ==========

                          FUND VI AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                              1998       1997       1996
                                            --------   --------   --------
Revenues:
  Rental income                             $532,410   $485,346   $316,487
                                            --------   --------   --------
Expenses:
  Depreciation                               232,896    198,616    137,487
  Operating costs, net of reimbursements      36,099     19,833     50,299
  Management and leasing fees                 77,242     55,990     54,345
  Property administration                     22,119     20,803     19,123
  Legal and accounting                        26,676     21,622     14,277
  Computer costs                                   0          0      4,188
  Bad debt expense                            78,689          0          0
                                            --------   --------   --------
                                             473,721    316,864    279,654
                                            --------   --------   --------
Net income                                  $ 58,689   $168,482   $ 36,833
                                            ========   ========   ========
Net income allocated to Wells Real Estate
  Fund VI                                   $ 25,308   $ 71,983   $ 15,775
                                            ========   ========   ========
Net income allocated to Wells Real Estate
  Fund VII                                  $ 33,381   $ 96,499   $ 21,058
                                            ========   ========   ========


                          FUND VI AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             Wells Real        Wells Real          Total
                                                               Estate            Estate          Partners'
                                                              Fund VI           Fund VII          Capital
                                                            ----------        ----------       -----------
Balance, December 31, 1995                                  $2,590,820        $3,315,395        $5,906,215
 Net income                                                     15,775            21,058            36,833
 Partnership contributions                                           0           151,306           151,306
 Partnership distributions                                     (57,896)          (77,217)         (135,113)
                                                            ----------        ----------        ----------
Balance, December 31, 1996                                   2,548,699         3,410,542         5,959,241
 Net income                                                     71,983            96,499           168,482
 Partnership contributions                                      15,378            52,528            67,906
 Partnership distributions                                    (148,617)         (199,304)         (347,921)
                                                            ----------        ----------        ----------
Balance, December 31, 1997                                   2,487,443         3,360,265         5,847,708
 Net income                                                     25,308            33,381            58,689
 Partnership contributions                                     123,018             5,291           128,309
 Partnership distributions                                    (124,695)         (164,064)         (288,759)
                                                            ----------        ----------        ----------
Balance, December 31, 1998                                  $2,511,074        $3,234,873        $5,745,947
                                                            ==========        ==========        ==========

                          FUNDS VI AND VII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                               1998        1997         1996
                                             --------    --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   58,689    $168,482     $ 36,833
                                             --------    --------     --------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation                                232,896     198,616      137,422
  Changes in assets and liabilities:
    Accounts receivable                        58,720     (98,688)     (59,241)
    Prepaid expenses and other assets             844     (48,821)     (13,757)
    Accounts payable                          (27,644)     26,509       21,049
    Due to affiliates                             732       2,194       (4,485)
                                             --------    --------     --------
      Total adjustments                       265,548      79,810       80,988
                                             --------    --------     --------
      Net cash provided by
        operating activities                 $324,237     248,292      117,821
                                             --------    --------     --------
Cash flows from investing activities:
  Decrease in construction payables          (30,000)    (35,000)     (14,116)
  Investment in real estate                   (83,957)   (455,042)  (1,060,466)
                                             --------    --------     --------
      Net cash used in investing activities  (113,957)   (490,042)  (1,074,582)
                                             --------    --------     --------
Cash flows from financing activities:
  Contributions from joint venture partners   128,309      67,906      145,002
  Distributions to joint venture partners    (312,251)   (297,959)     (79,332)
                                             --------    --------     --------
      Net cash (used in) provided by
        financing activities                 (183,942)   (230,053)     (65,670)
                                             --------    --------     --------
Net increase (decrease) in cash and
     cash equivalents                          26,338    (471,803)    (891,091)
Cash and cash equivalents, beginning of year
Cash and cash equivalents, end of year         33,921     505,724   (1,396,815)
                                             --------    --------   ----------
                                             $ 60,259    $ 33,921   $  505,724
                                             ========    ========   ==========
Supplemental disclosure of noncash items:
  Deferred project costs contributed         $      0    $      0   $    6,304
                                             ========    ========   ==========

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

   Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates

                           (A Georgia Joint Venture)

                                Balance Sheets

                          December 31, 1998 and 1997

                                    Assets

                                                                             1998               1997
                                                                          -----------        -----------
Real estate assets, at cost:
 Land                                                                     $ 4,461,819        $ 4,461,819
 Building and improvements, less accumulated depreciation of
  $1,613,865 in 1998 and $925,106 in 1997
                                                                           11,276,322         11,747,642
 Construction in progress                                                      17,866             94,715
                                                                          -----------        -----------
       Total real estate assets                                            15,756,007         16,304,176
Cash and cash equivalents                                                     800,321          1,059,001
Accounts receivable                                                           183,952            104,021
Prepaid expenses and other assets                                             633,589            712,814
                                                                          -----------        -----------
       Total assets                                                       $17,373,869        $18,180,012
                                                                          ===========        ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $    52,026        $   100,792
 Partnership distributions payable                                            339,696            386,390
 Due to affiliates                                                              9,735              5,177
                                                                          -----------        -----------
       Total liabilities                                                      401,457            492,359
                                                                          -----------        -----------
Partners' capital:
 Wells Real Estate Fund VI                                                  5,813,110          6,058,082
 Wells Real Estate Fund VII                                                 5,667,955          5,906,810
 Wells Real Estate Fund VIII                                                5,491,347          5,722,761
                                                                          -----------        -----------
       Total partners' capital                                             16,972,412         17,687,653
                                                                          -----------        -----------
       Total liabilities and partners' capital                            $17,373,869        $18,180,012
                                                                          ===========        ===========

                       Fund VI, VII, and VIII Associates

                           (A Georgia Joint Venture)

                             Statements of Income

             for the Years Ended December 31, 1998, 1997, and 1996

                                                1998       1997       1996
                                           ----------    ---------   ----------
Revenues:
  Rental income                            $2,258,971   $2,087,588   $  876,711
  Interest income                              25,416       19,464      147,581
  Other income                                  9,373          360          150
                                           ----------   ----------   ----------
                                            2,293,760    2,107,412    1,024,442
                                           ----------   ----------   ----------
Expenses:
  Depreciation                                688,759       634,699     290,407
  Operating costs, net of reimbursements      451,299       460,873     262,090
  Management and leasing fees                 251,587       232,765      99,330
  Legal and accounting                          9,205        15,934      17,251
  Property administration                      25,109        27,180      15,975
  Computer costs                                  128             0         642
                                           ----------    ----------   ---------
                                            1,426,087     1,371,451     685,695
                                           ----------    ----------   ---------
Net income                                 $  867,673    $  735,961   $ 338,747
                                           ==========    ==========   =========
Net income allocated to Wells Real Estate
  Fund VI                                  $  297,181    $  258,122   $ 134,875
                                           ==========    ==========   =========
Net income allocated to Wells Real Estate
  Fund VII                                 $  289,760    $  251,676   $ 131,609
                                           ==========    ==========   =========
Net income allocatd to Wells Real Estate
  Fund VIII                                $  280,732    $  226,163   $  72,263
                                           ==========    ==========   =========

                       Fund VI, VII, and VIII Associates

                           (A Georgia Joint Venture)

                        Statements of Partners' Capital

             for the Years Ended December 31, 1998, 1997, and 1996

                                                      Wells Real        Wells Real         Wells Real            Total
                                                        Estate             Estate             Estate            Partners'
                                                       Fund VI           Fund VII           Fund VIII           Capital
                                                    -----------        -----------        -----------        ------------
Balance, December 31, 1995                           $6,866,299         $6,706,493         $2,084,185         $15,656,977
 Net income                                             134,875            131,609             72,263             338,747
 Partnership contributions                                    0                  0          2,815,965           2,815,965
 Partnership distributions                             (209,556)          (204,429)          (123,033)           (537,018)
 Return of contributions                               (523,160)          (521,739)                 0          (1,044,899)
                                                     ----------         ----------         ----------         -----------
Balance, December 31, 1996                            6,268,458          6,111,934          4,849,380          17,229,772
 Net income                                             258,122            251,676            226,163             735,961
 Partnership contributions                                    0                  0          1,055,900           1,055,900
 Partnership distributions                             (468,498)          (456,800)          (408,682)         (1,333,980)
                                                    -----------         ----------         ----------         -----------
Balance, December 31, 1997                            6,058,082          5,906,810          5,722,761          17,687,653
 Net income                                             297,181            289,760            280,732             867,673
 Partnership distributions                             (542,153)          (528,615)          (512,146)         (1,582,914)
                                                     ----------         ----------         ----------         -----------
Balance, December 31, 1998                           $5,813,110         $5,667,955         $5,491,347         $16,972,412
                                                     ==========         ==========         ==========         ===========

                       Fund VI, VII, and VIII Associates

                           (A Georgia Joint Venture)

                           Statements of Cash Flows

             for the Years Ended December 31, 1998, 1997, and 1996

                                                                1998          1997         1996
                                                             ---------     ---------    ----------
Cash flows from operating activities:
  Net income                                                 $ 867,673     $ 735,961      $338,747
                                                             ---------     ---------    ----------
  Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation                                             688,759       634,699       290,407
      Changes in assets and liabilities:
        Accounts receivable                                    (79,931)      (76,170)        5,149
        Prepaid expenses and other assets                       79,225        21,073       427,363
        Accounts payable                                         6,234         8,312        37,480
        Due to affiliates                                        4,558         3,622         1,555
                                                             ---------     ---------    ----------
          Total adjustments                                    698,845       549,390       (92,772)
                                                             ---------     ---------    ----------
          Net cash provided by
            operating activities                             1,566,518     1,285,351       245,975
                                                             ---------     ---------    ----------
Cash flows from investing activities:
  Decrease in construction payables                            (55,000)     (110,795)     (607,204)
  Investment in real estate                                   (140,590)     (828,992)   (7,381,063)
                                                             ---------     ---------    ----------
          Net cash used in investing activities               (195,590)     (939,787)   (7,988,267)
                                                             ---------     ---------    ----------
Cash flows from financing activities:
  Contributions received from
     joint venture partners                                          0     1,000,000     2,700,000
  Return of contributions from
     joint venture partners                                          0             0    (1,000,000)
  Distributions to joint venture partners                   (1,629,608)   (1,216,246)     (375,952)
                                                            ----------    ----------    ----------
          Net cash (used in) provided by
            financing activities                            (1,629,608)     (216,246)    1,324,048
                                                            ----------    ----------    ----------
Net (decrease) increase in cash and
            cash equivalents                                  (258,680)      129,318    (6,418,244)
Cash and cash equivalents, beginning of year                 1,059,001       929,683     7,347,927
                                                            ----------    ----------    ----------
Cash and cash equivalents, end of year                      $  800,321    $1,059,001     $ 929,683
                                                            ==========    ==========     =========
Supplemental disclosure of noncash items:
  Deferred project costs contributed                        $        0     $  55,900     $  71,066
                                                            ==========     =========     =========

 5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                  1998              1997             1996
                                                              ----------       -----------        ---------
Financial statement net income                                $  855,788        $  795,654         $589,053
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                     383,393           352,316          260,958
    Expenses deductible when paid for income tax
    purposes, accrued for financial reporting purposes             2,915             4,088            6,032

    Rental income accrued for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                     (35,128)          (60,288)         (46,654)
                                                              ----------        ----------         --------
Income tax basis net income                                   $1,206,968        $1,091,770         $809,389
                                                              ==========        ==========         ========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                      1998                1997                1996

Financial statement partners' capital                               $18,900,681         $19,785,673         $20,545,091
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                      1,036,595             653,202             300,886
   Joint venture change in ownership                                      8,730               8,730               8,730
   Capitalization of syndication costs for income tax
    purposes, which are accounted for as cost of capital
    for financial reporting purposes                                  3,655,694           3,655,694           3,655,694
    Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for income tax
    purposes                                                           (225,266)           (190,138)           (129,850)
   Accumulated expenses deductible when paid for income
    tax purposes, accrued for financial reporting purposes               29,062              26,147              22,059
   Partnership's distributions payable                                  427,995             432,841             330,572
                                                                    -----------         -----------         -----------
Income tax basis partners' capital                                  $23,833,491         $24,372,149         $24,733,182
                                                                    ===========         ===========         ===========

 6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
          1999                                 $ 2,245,543
          2000                                   2,230,991
          2001                                   2,138,858
          2002                                   1,955,403
          2003                                   1,784,687
       Thereafter                                5,630,251
                                               -----------
                                               $15,985,733
                                               ===========

   Three significant tenants contributed approximately 26%, 20%, and 15% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1998. In addition, four significant tenants will contribute approximately 21%, 21%, 18%, and 12% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
          1999                                  $  883,301
          2000                                     824,544
          2001                                     737,386
          2002                                     694,469
          2003                                     636,952
       Thereafter                                4,424,471
                                                ----------
                                                $8,201,123
                                                ==========

   One tenant contributed approximately 65% of rental income for the year ended December 31, 1998 and will contribute approximately 88% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:
       Year ending December 31:

       Year ending December 31:
          1999                                  $  733,044
          2000                                     701,474
          2001                                     654,767
          2002                                     335,261
          2003                                     121,668
       Thereafter                                  263,613
                                                ----------
                                                $2,809,827
                                                ==========


   Four significant tenants contributed approximately 15%, 14%, 13%, and 12% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 31% and 14% of future minimum rental income.

   The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
          1999                                  $1,003,577
          2000                                   1,030,179
          2001                                   1,034,817
          2002                                   1,032,096
          2003                                     965,658
       Thereafter                                  422,679
                                                ----------
                                                $5,489,006
                                                ==========

   Two significant tenants contributed approximately 75% and 14% of rental income for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 69%, 16%, and 14% of future minimum rental income.

   The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
          1999                                  $  980,000
          2000                                     980,000
          2001                                     980,000
          2002                                     990,000
          2003                                     990,000
       Thereafter                                2,970,000
                                                ----------
                                                $7,890,000
                                                ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
           1999                                 $  573,902
           2000                                    531,420
           2001                                    452,507
           2002                                    354,843
           2003                                    238,208
       Thereafter                                  523,375
                                                ----------
                                                $2,674,255
                                                ==========

   One significant tenant contributed approximately 19% of rental income for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 29%, 18%, and 15% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1998 is as follows:

       Year ending December 31:
          1999                                 $ 2,209,325
          2000                                   2,222,645
          2001                                   2,110,978
          2002                                   1,955,979
          2003                                   1,895,574
       Thereafter                                9,893,439
                                               -----------
                                               $20,287,940
                                               ===========

   Three significant tenants contributed approximately 46%, 24%, and 16% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 40% and 48% of future minimum rental income.

 7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                          1998 Quarters Ended
                                                    --------------------------------------------------------------------
                                                     March 31          June 30          September 30        December 31
                                                    ---------        ----------        -------------        -----------
Revenues                                            $ 234,159         $ 239,416         $ 228,124            $ 237,820
Net income                                            215,590           215,061           210,217              214,920
Net income allocated to Class A limited
 partners (a)                                         445,504           444,414           438,480              441,660
Net loss allocated to Class B limited
 partners (a)                                        (229,914)         (229,353)         (228,263)            (226,740)

                                                                          1998 Quarters Ended
                                                    --------------------------------------------------------------------
                                                     March 31          June 30          September 30        December 31
                                                    ---------        ----------        -------------        -----------

Net income per weighted average
   Class A limited partner unit (a)                    $ 0.21            $ 0.21            $ 0.20               $ 0.20
Net loss per weighted average
   Class B limited partner unit (a)                     (0.68)            (0.68)            (0.74)               (0.73)
Cash distribution per weighted average
   Class A limited partner unit                          0.20              0.20              0.20                 0.20

       (a)  The totals of the four quarterly amounts for the year ended December
            31, 1998 do not equal the total for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                              1997 Quarters Ended
                                                     ----------------------------------------------------------------------
                                                       March 31          June 30          September 30          December 31
                                                       --------        ---------          ------------          -----------
Revenues                                             $ 209,023         $ 198,922            $ 222,291            $ 254,566
Net income                                             179,641           171,569              208,740              235,704
Net income allocated to Class A limited
 partners                                              382,061           381,924              432,467              481,374

Net loss allocated to Class B limited
 partners                                             (202,420)         (210,355)            (223,727)            (245,670)

Net income per weighted average Class A
 limited partner unit                                $    0.18         $    0.18            $    0.20            $    0.22

Net loss per weighted average Class B
 limited partner unit                                    (0.52)            (0.58)               (0.65)               (0.72)

Cash distribution per weighted average Class
 A limited partner unit
                                                          0.17              0.17                 0.19                 0.20


 8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. these financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                             THE HARTFORD BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                              1998              1997
                                                                            ---------        ----------
REAL ESTATE ASSETS:
 Land                                                                       $  528,042       $  528,042
 Building and improvements, less accumulated depreciation of
  $1,252,760 in 1998 and $960,729 in 1997                                    5,549,681        5,841,712
                                                                            ----------       ----------

       Total real estate assets                                              6,077,723        6,369,754

CASH AND CASH EQUIVALENTS                                                      213,181          245,298

ACCOUNTS RECEIVABLE                                                             32,948           39,648
                                                                            ----------       ----------
       Total assets                                                         $6,323,852       $6,654,700
                                                                            ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                          $  176,828       $  167,970
 Due to affiliate                                                               36,354           78,914
                                                                            ----------       ----------
       Total liabilities                                                       213,182          246,884
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund V, L.P.                                              3,188,522        3,326,547
 Wells Real Estate Fund VI, L.P.                                             2,922,148        3,081,269
                                                                            ----------       ----------
       Total partners' capital                                               6,110,670        6,407,816
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,323,852       $6,654,700
                                                                            ==========       ==========

      The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                    1998            1997             1996
                                                                  --------        --------         --------
REVENUES:
 Rental income                                                    $717,499        $717,499         $717,499
                                                                  --------        --------         --------
EXPENSES:
 Depreciation                                                      292,031         292,031          292,031
 Operating costs, net of reimbursements                              6,030         (19,184)          10,494
 Management and leasing fees                                        27,719          30,189           28,700
 Legal and accounting                                                4,500           9,201            2,044
 Computer costs                                                          0               0            1,410
                                                                  --------        --------         --------
                                                                   330,280         312,237          334,679
                                                                  --------        --------         --------
NET INCOME                                                        $387,219        $405,262         $382,820
                                                                  ========        ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.
                                                                  $180,142        $189,812         $181,919
                                                                  ========        ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.
                                                                  $207,077        $215,450         $200,901
                                                                  ========        ========         ========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                        Wells Real          Wells Real          Total
                                                          Estate              Estate          Partners'
                                                       Fund V, L.P.        Fund VI, L.P.       Capital
                                                       ------------        -------------      ----------
BALANCE, DECEMBER 31, 1995                             $3,608,074           $3,396,668        $7,004,742

 Net income                                               181,919              200,901           382,820
 Distributions                                           (323,752)            (357,531)         (681,283)
                                                       ----------           ----------        ----------
BALANCE, DECEMBER 31, 1996                              3,466,241            3,240,038         6,706,279

 Net income                                               189,812              215,450           405,262
 Distributions                                           (329,294)            (374,431)         (703,725)
                                                       ----------           ----------        ----------
BALANCE, DECEMBER 31, 1997                              3,326,759            3,081,057         6,407,816

 Net income                                               180,142              207,077           387,219
 Distributions                                           (318,379)            (365,986)         (684,365)
                                                       ----------           ----------        ----------
BALANCE, DECEMBER 31, 1998                             $3,188,522           $2,922,148        $6,110,670
                                                       ==========           ==========        ==========

        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                              1998              1997              1996
                                                                            ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 387,219         $ 405,262         $ 382,820
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             292,031           292,031           292,031
     Changes in assets and liabilities:
       Accounts receivable                                                      6,700             6,700             6,700
       (Due to) received from affiliate                                       (42,560)           90,681           (30,018)
                                                                            ---------         ---------         ---------
         Total adjustments                                                    256,171           389,412           268,713
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            643,390           794,674           651,533
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                     (675,507)         (706,819)         (677,785)
                                                                            ---------         ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                              (32,117)           87,855           (26,252)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  245,298           157,443           183,695
                                                                            ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 213,181         $ 245,298         $ 157,443
                                                                            =========         =========         =========



        The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V own 46% of Hartford and Fund VI owns 54% of Hartford at December 31, 1998 and 1997. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Hartford is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, Hartford considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

 2. RENTAL INCOME

   The future minimum rental income due Hartford under noncancelable operating leases at December 31, 1998 is as follows:

         Year ending December 31:
                1999                                     $  724,200
                2000                                        724,200
                2001                                        724,200
                2002                                        724,200
             Thereafter                                     663,850
                                                         ----------
                                                         $3,560,650
                                                         ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

 3. RELATED-PARTY TRANSACTIONS

   Fund V and Fund VI entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund V and Fund VI. In consideration for supervising the management of Hartford, Fund V and Fund VI will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Hartford incurred management and leasing fees of $27,719, $30,189, and $28,700 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                                                           Gross Amount at Which
                                                                    Initial Cost                       Carried at December 31, 1998
                                                               ----------------------      Costs of    ----------------------------
                                                                        Buildings and     Capitalized                Buildings and
       Description                           Encumbrances      Land      Improvements     Improvements     Land      Improvements
       -----------                           ------------      ----      ------------     ------------     ----      ------------
HARTFORD BUILDING (a)                           None       $   528,042    $ 6,775,574     $    26,867  $   528,042    $ 6,802,441

STOCKBRIDGE VILLAGE II (b)                      None         1,095,219              0       1,972,492    1,094,691      1,963,257

MARATHON BUILDING (c)                           None           314,591      8,367,904               0      314,591      8,367,904

STOCKBRIDGE VILLAGE III (d)                     None         1,015,674              0       1,994,828    1,062,720      1,947,782

STOCKBRIDGE VILLAGE I EXPANSION (e)             None           712,234              0       2,405,136      749,727      2,367,643

880 PROPERTY (f)                                None         1,325,242              0       5,698,385    1,325,242      5,657,122

BELLSOUTH PROPERTY (g)                          None         1,244,256              0       7,425,154    1,301,890      7,367,520

TANGLEWOOD COMMONS (h)                          None         3,020,040              0       5,680,422    3,159,928      5,522,668

CHEROKEE COMMONS (i)                            None         1,142,663      6,462,837       2,833,007    1,219,704      9,218,803
                                                           -----------    -----------     -----------  -----------    -----------
       Total                                               $10,397,961    $21,606,315     $28,036,291  $10,756,535    $49,215,140
                                                           ===========    ===========     ===========  ===========    ===========


                                              Gross Amount at Which
                                           Carried at December 31, 1998
                                           ----------------------------                                           Life on Which
                                             Construction                 Accumulated     Date of       Date       Depreciation
       Description                           in Progress       Total      Depreciation  Construction  Acquired    Is Computed (j)
-------------------------                    -----------    -----------   ------------  ------------ ---------    ---------------
HARTFORD BUILDING (a)                            $     0    $ 7,330,483    $1,252,760      1981       12/29/93     20 to 25 years

STOCKBRIDGE VILLAGE II (b)                         9,763      3,067,711       325,968      1994       11/12/94     20 to 25 years

MARATHON BUILDING (c)                                  0      8,682,495     1,356,199      1991       09/16/94     20 to 25 years

STOCKBRIDGE VILLAGE III (d)                            0      3,010,502       209,594      1995       04/07/94     20 to 25 years

STOCKBRIDGE VILLAGE I EXPANSION (e)                    0      3,117,370       306,613      1996       06/07/95     20 to 25 years

880 PROPERTY (f)                                  41,263      7,023,627       884,062      1996       01/31/90     20 to 25 years

BELLSOUTH PROPERTY (g)                                 0      8,669,410     1,178,399      1996       04/25/95     20 to 25 years

TANGLEWOOD COMMONS (h)                            17,866      8,700,462       435,466      1997       05/31/95     20 to 25 years

CHEROKEE COMMONS (i)                                   0     10,438,507     2,717,803      1986       06/09/87     20 to 25 years
                                                 -------    -----------    ----------
       Total                                     $68,892    $60,040,567    $8,666,864
                                                 =======    ===========    ==========

(a) The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fund V and VI Associates at December 31, 1998.

(b) Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia. It is owned by Fund V and VI Associates. The Partnership owned a 53% interest in Fund V and VI Associates at December 31, 1998.

(c) The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin. It is owned by Fund V, VI, and VII Associates. The Partnership owned a 42% interest in Fund V, VI, and VII Associates at December 31, 1998.

(d) Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 44% interest in Fund VI and VII Associates at December 31, 1998.

(e) Stockbridge Village I Expansion is a retail shopping center located in Stockbridge, Georgia. It is owned by Fund VI and VII Associates. The Partnership owned a 44% interest in Fund VI and VII Associates at December 31, 1998.

(f) The 880 Property is an office-retail shopping center located in Roswell, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owned a 26% interest in Fund II, III, VI, and VII Associates at December 31, 1998.

(g) The BellSouth Property is a four-story, 93,000 square-foot building located in Jacksonville, Florida. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates at December 31, 1998.

(h) Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina. It is owned by the Fund VI, VII, and VIII Associates. The Partnership owned a 34% interest in Fund VI, VII, and VIII Associates at December 31, 1998.

(i) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee. The Partnership owned an 11% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1998.

(j) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998



                                                       Accumulated
                                             Cost      Depreciation
                                         -----------   ------------
BALANCE AT DECEMBER 31, 1996             $57,518,842     $3,936,743

 1997 additions                            2,236,092      2,339,142
 1997 deductions                             (47,840)       (15,208)
                                         -----------     ----------
BALANCE AT DECEMBER 31, 1997              59,707,094      6,260,677

 1998 additions                              333,473      2,406,187
                                         -----------     ----------
BALANCE AT DECEMBER 31, 1998             $60,040,567     $8,666,864
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

Exhibit                                                              Sequential
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