Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND VI L P
filed 1999-05-12
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1999                  or
                              ---------------------------------------------


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                              ------------------  ------------------

Commission file number               0-23656
                       ---------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Georgia                            58-2022628
           --------------------------------------       -----------------
           (State of other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification no.)

        3885 Holcomb Bridge Road, Norcross, Georgia           30092
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

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------


PART I.     FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Balance Sheets - March 31, 1999
                   and December 31, 1998.....................................3

                  Statements of Income for the Three Months
                   Ended March 31, 1999  and 1998............................4

                  Statement of Partners' Capital
                   for the Year Ended December 31, 1998,
                   and the Three Months Ended March 31, 1999.................5

                  Statements of Cash Flows for the Three Months
                   Ended March 31, 1999 and 1998.............................6

                  Condensed Notes to Financial Statements....................7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................................8

PART II. OTHER INFORMATION..................................................20

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                                 Balance Sheets

               Assets                                       March 31, 1999            December 31, 1998
               ------                                       --------------            -----------------

  Investment in joint ventures (Note 2)                        $18,545,575                  $18,753,866
  Cash and cash equivalents                                        142,567                      145,888
  Due from affiliates                                              434,505                      427,734
  Deferred project costs                                               888                          888
  Prepaid expenses and other assets                                    300                          300
                                                               -----------                  -----------

          Total assets
                                                               $19,123,835                  $19,328,676
                                                               ===========                  ===========



    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
 Partnership distribution payable                              $   428,945                    $   427,995
                                                               -----------                    -----------

 Partners' capital:
  Class A - 2,189,428 units outstanding                         18,632,852                     18,608,322
  Class B - 310,572 units outstanding                               62,038                        292,359
                                                               -----------                    -----------

       Total partners' capital                                  18,694,890                     18,900,681
                                                               -----------                    -----------

            Total liabilities and partners' capital            $19,123,835                    $19,328,676
                                                               ===========                    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                ------------------
                                                       March 31, 1999           March 31, 1998
                                                   ---------------------    ----------------------

Revenues:
     Interest income                                      $   1,536               $   3,595
     Equity in income of joint ventures
                   (Note 2)                                 251,212                 230,564
                                                          ---------               ---------
                                                            252,748                 234,159
                                                          ---------               ---------

Expenses:
     Legal and accounting                                     9,240                   4,771
     Computer costs                                           2,820                   2,017
     Partnership administration                              19,372                  10,218
     Amortization of organization costs                           0                   1,563
                                                          ---------               ---------
                                                             31,432                  18,569
                                                          ---------               ---------
     Net income                                           $ 221,316               $ 215,590
                                                          =========               =========

Net income allocated to Class A Limited
     Partners                                             $ 452,565               $ 445,504

Net loss allocated to Class B Limited
     Partners                                             $(231,249)              $(229,914)


Net income per Class A Limited Partner
     Unit                                                 $    0.21               $    0.21

Net loss per Class B Limited Partner Unit                 $   (0.74)              $   (0.68)

Cash distribution per Class A Limited
     Partner Unit                                         $    0.20               $    0.20

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED
                                 MARCH 31, 1999


                                                Limited Partners                                Total
                                ------------------------------------------------
                                        Class A                  Class B          General     Partners'
                                -----------------------  -----------------------
                                  Units       Amount       Units       Amount     Partners     Capital
                                ---------  ------------  ----------  -----------  --------  -------------
BALANCE, December 31, 1997      2,158,895  $18,525,190     341,105   $1,260,483         $0   $19,785,673

 Net income (loss)                      0    1,770,058           0     (914,270)         0       855,788
 Partnership distributions              0   (1,740,780)          0            0          0    (1,740,780)
 Class B conversion elections      28,862       53,854     (28,862)    ( 53,854)         0             0
                                ---------  -----------     -------   ----------         --   -----------
BALANCE, December 31, 1998      2,187,757   18,608,322     312,243      292,359          0    18,900,681

 Net income (loss)                      0      452,565           0     (231,249)         0       221,316
 Partnership distributions              0   (  427,107)          0            0          0   (   427,107)
 Class B conversion elections       1,671         (928)    ( 1,671)         928          0             0
                                ---------  -----------     -------   ----------         --   -----------
BALANCE,  March 31, 1999        2,189,428  $18,632,852     310,572   $   62,038         $0   $18,694,890
                                =========  ===========     =======   ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                         ------------------
                                                            March 31, 1999                March 31, 1998
                                                            --------------                --------------
 Cash flow from operating activities:
 Net income                                                     $  221,316                    $  215,590
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Equity in income of joint venture                            (251,212)                     (230,564)
    Amortization of organization costs                                   0                         1,563
                                                                ----------                    ----------
      Net cash used in
        operating activities                                       (29,896)                      (13,411)
                                                                ----------                    ----------

 Cash flow from investing activities:
     Distributions received from joint
            ventures                                               452,732                       458,233
     Investment in joint ventures                                        0                       (57,938)
                                                                ----------                    ----------
     Net cash provided by investing
       activities                                                  452,732                       400,295
                                                                ----------                    ----------

 Cash flow from financing activities:
    Partnership distributions paid                              (  426,157)                    ( 430,868)
                                                                ----------                    ----------

    Net decrease in cash and cash
     equivalents                                                (    3,321)                      (43,984)


 Cash and cash equivalents, beginning of year                      145,888                       268,337
                                                                ----------                    ----------

 Cash and cash equivalents, end of period                       $  142,567                    $  224,353
                                                                ==========                    ==========


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

As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

(b). Basis of Presentation
--------------------------

The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership")
have been   prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1998.


(2)  Investment in Joint Ventures
     ----------------------------

The Partnership owns interests in nine properties through its investment in
joint ventures of which    three are office buildings and six are retail
buildings.  The Partnership does not have control over     the operations of the
joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further
information, refer to       Form 10-K of the Partnership for the year ended
December 31, 1998.


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of March 31, 1999, the developed properties owned by the Partnership were 97% occupied and 94% occupied at March 31, 1998. Gross revenues of the Partnership were $252,748 for the quarter ended March 31, 1999, as compared to $234,159 for the quarter ended March 31, 1998. The increase in revenues is attributed primarily to an increase in the income generated from the joint ventures.

Expenses of the Partnership were $31,432 for 1999, as compared to $18,569 for 1998. The increase in expenses for 1999, as compared to 1998, was primarily due to increased accounting fees and partnership administration expenses.

Net income of the Partnership was $221,316 for the three months ended March 31, 1999, as compared to $215,590 for the same period in 1998. The increase in net income for 1999, from 1998, is due primarily to increased revenues partially offset by increased expenses as noted above.

Net cash used in operating activities increased from $13,411 in 1998 to $29,896 in 1999. This increase was due primarily to increased expenses. Net cash provided by investing activities increased for the three months ended March 31, 1999, as compared to the same period in 1998, due primarily to a decrease in investments in joint ventures. Partnership distributions also decreased slightly in 1999, as compared to 1998. These changes produced cash and cash equivalents of $224,353 and $142,567 at March 31, 1998, and 1999, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.20 for the three months ended March 31, 1999 and 1998. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnerships' affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminary determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e. microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                                            Three Months Ended
                                                                            ------------------
                                                                    March 31, 1999        March 31, 1998
                                                                    --------------        --------------
Revenues:
Rental income                                                          $179,375               $179,375
                                                                       --------               --------

Expenses:
  Depreciation                                                           73,008                 73,005
  Management & leasing expenses                                           7,242                  5,656
  Other operating expenses                                                5,319                  5,222
                                                                       --------               --------
                                                                         85,569                 83,883
                                                                       --------               --------

Net income                                                             $ 93,806               $ 95,492
                                                                       ========               ========

Occupied %                                                                100%                   100%

Partnership Ownership %                                                  53.5%                  53.5%

Cash Distribution to Partnership                                       $ 90,176               $ 90,143

Net Income Allocated to the
  Partnership                                                          $ 50,205               $ 51,059

     Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 1999 and 1998 due to the stable occupancy rate.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                                                            Three Months Ended
                                                                            ------------------
                                                                    March 31, 1999        March 31, 1998
                                                                    --------------        --------------
Revenues:
Rental income                                                          $59,408                $58,944
                                                                       -------                -------

Expenses:
  Depreciation                                                          25,743                 25,703
  Management & leasing expenses                                          6,889                  8,602
  Other operating expenses                                              13,275                  4,524
                                                                       -------                -------
                                                                        45,907                 38,829
                                                                       -------                -------

Net income                                                             $13,501                $20,115
                                                                       =======                =======

Occupied %                                                                72%                    72%

Partnership Ownership %                                                 53.5%                  53.5%

Cash Distribution to Partnership                                       $15,456                $23,565

Net Income Allocated to the
  Partnership                                                          $ 7,226                $10,755

     Net income and cash distribution to the Partnership decreased in 1999, as compared to 1998, due primarily to a timing difference in billing tenants for property taxes. A lease has been signed for the remaining space with occupancy expected in April, 1999.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
Rental Income                                                     $242,754               $242,754
                                                                  --------               --------

Expenses:
  Depreciation                                                      87,646                 87,646
  Management & leasing expenses                                     16,244                  9,890
  Other operating expenses                                           7,546                  3,642
                                                                  --------               --------
                                                                   111,436                101,178
                                                                  --------               --------

Net income                                                        $131,318               $141,576
                                                                  ========               ========

Occupied %                                                           100%                   100%

Partnership Ownership %                                             41.8%                  41.8%

Cash Distribution to Partnership                                  $ 92,494               $ 96,861

Net Income Allocated to the
  Partnership                                                     $ 54,930               $ 59,221

     The increase in management and leasing fees in first quarter 1999, over first quarter 1998, was due to an underaccrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees. Cash distributions allocated to the Partnership remained relatively stable for the three months ended March 31, 1999 and 1998.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
Rental income                                                      $80,601                $ 59,244
                                                                   -------                --------

Expenses:
  Depreciation                                                      22,586                  22,714
  Management & leasing expenses                                      5,556                   8,231
  Other operating expenses                                           2,967                  33,217
                                                                   -------                --------
                                                                    31,109                  64,162
                                                                   -------                --------

Net income (loss)                                                  $49,492                $ (4,918)
                                                                   =======                ========

Occupied %                                                             100%                     82%

Partnership Ownership %                                               43.7%                   43.0%

Cash Distribution to Partnership                                   $29,088                $  8,125

Net Income (loss) allocated to the
  Partnership                                                      $21,629                $ (2,123)

     A net loss is reflected for first quarter of 1998, as compared to net income of $49,492 for the same period in 1999. The loss in 1998 was due to a decrease in rental income and an increase in expenses which were the result of a bad debt reserve. The receivable due from a tenant has been turned over to lawyers for collection. The space is now being leased by RMS/Fazoli's, which signed a 13 year lease that commenced in December 1998.

     The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.0% in 1998, due to additional fundings by the Partnership.

 Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
 -----------------------------------------------------------------


                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
Rental income                                                     $230,063               $213,235
                                                                  --------               --------

Expenses:
  Depreciation                                                      94,129                 93,904
  Management & leasing expenses                                     38,874                 29,364
  Other operating expenses                                          24,394                 23,033
                                                                  --------               --------
                                                                   157,397                146,301
                                                                  --------               --------

Net income                                                        $ 72,666               $ 66,934
                                                                  ========               ========

Occupied %                                                            94%                    94%

Partnership Ownership %                                             26.9%                  26.9%

Cash Distribution to Partnership                                  $ 39,523               $ 45,935

Net Income Allocated to the
  Partnership                                                     $ 19,518               $ 17,998


     While occupancy remained the same at March 31, 1999 and March 31, 1998, rental income, management and leasing fees, and net income have increased as compared to 1998, due primarily to two tenants occupying space at the property late in the first quarter of 1998.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
Rental income                                                      $78,146                $71,087
                                                                   -------                -------

Expenses:
  Depreciation                                                      41,555                 34,652
  Management & leasing expenses                                      9,290                  9,508
  Other operating expenses                                           4,791                  9,521
                                                                   -------                -------
                                                                    55,636                 53,681
                                                                   -------                -------

Net income                                                         $22,510                $17,406
                                                                   =======                =======

Occupied %                                                            86%                    79%

Partnership Ownership %                                             43.7%                  43.0%

Cash Distribution to Partnership                                   $31,146                $21,452

Net Income Allocated to the
  Partnership                                                      $ 9,837                $ 7,466

Rental income, expenses and net income increased for the first quarter of 1999, as compared to the same period in 1998, due primarily to lease up efforts and increased occupancy at this property. Negotiations are being conducted to lease the remaining space.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.0% in 1998, due to additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VI - Fund VII Joint Venture.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
  Rental income                                                   $380,277               $380,277
  Interest income                                                    1,142                  2,074
                                                                  --------               --------
                                                                   381,419                382,351
                                                                  --------               --------

Expenses:
  Depreciation                                                     111,606                110,889
  Management & leasing expenses                                     47,892                 47,815
  Other operating expenses                                         103,784                 87,410
                                                                  --------               --------
                                                                   263,282                246,114
                                                                  --------               --------

Net income                                                        $118,137               $136,237
                                                                  ========               ========

Occupied %                                                           100%                   100%

Partnership Ownership %                                             34.3%                  34.3%

Cash Distribution to Partnership                                  $ 81,545               $ 87,499

Net Income Allocated to the
  Partnership                                                     $ 40,462               $ 46,662

Net income has decreased slightly due primarily to increased expenditures in electricity, HVAC repairs, lighting replacement and various other operating expenses.

 Tanglewood Commons / Fund VI - VII - VIII Joint Venture
 -------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
   Rental income                                                  $193,031               $182,613
   Interest income                                                   2,936                  5,138
                                                                  --------               --------
                                                                   195,967                187,751
                                                                  --------               --------

Expenses:
  Depreciation                                                      61,425                 60,427
  Management & leasing expenses                                     15,105                 14,819
  Other operating expenses                                          19,081                 25,102
                                                                  --------               --------
                                                                    95,611                100,348
                                                                  --------               --------

Net income                                                        $100,356               $ 87,403
                                                                  ========               ========

Occupied %                                                            91%                    87%

Partnership Ownership %                                             34.3%                  34.3%

Cash Distribution to Partnership                                  $ 55,715               $ 50,132

Net Income Allocated to the
  Partnership                                                     $ 34,372               $ 29,936

Rental income, net income and cash distributions to the Partnership are greater in 1999, as compared to 1998, due primarily to the increased occupancy at the property.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                                        Three Months Ended
                                                                        ------------------
                                                                March 31, 1999        March 31, 1998
                                                                --------------        --------------
Revenues:
   Rental income                                                  $227,383                $228,977
   Interest income                                                      20                      22
                                                                  --------                --------
                                                                   227,403                 228,999
                                                                  --------                --------

Expenses:
  Depreciation                                                     110,112                 110,563
  Management & leasing expenses                                     26,135                  25,751
  Other operating expenses                                         (30,556)                  3,131
                                                                  --------                --------
                                                                   105,691                 139,445
                                                                  --------                --------

Net income                                                        $121,712                $ 89,554
                                                                  ========                ========

Occupied %                                                            96%                     91%

Partnership Ownership %                                             10.7%                   10.7%

Cash Distribution to Partnership                                  $ 24,360                $ 20,156

Net Income Allocated to the
  Partnership                                                     $ 13,033                $  9,589


Rental income remained relatively stable in 1999, as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, is due to increased CAM billings to tenants that were under accrued in 1998.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND VI, L.P.
                                (Registrant)


     Dated: May 11, 1999        By: /s/ Leo F. Wells, III
                                    ---------------------
                                Leo F. Wells, III, as Individual
                                General Partner and as President,
                                Sole Director and Chief Financial
                                Officer of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.