Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND VI L P
filed 1999-08-13
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1999                  or
                              -------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number              0-23656
                       ---------------------------------

                        Wells Real Estate Fund VI, L.P.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                   58-2022628
-------------------------------  -------------------
(State of other jurisdiction of (I.R.S. Employer incorporation or organization) Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                          30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - June 30, 1999
               and December 31, 1998....................................    3

              Statements of Income for the Three Months and Six Months
               Ended June 30, 1999  and 1998............................    4

              Statement of Partners' Capital
               for the Year Ended December 31, 1998,
               and the Six Months Ended June 30, 1999...................    5

              Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998.............................    6

              Condensed Notes to Financial Statements...................    7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................................    8

 PART II. OTHER INFORMATION.............................................   20

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                                Balance Sheets

               Assets                                    June 30, 1999                  December 31, 1998
               ------                                    -------------                  -----------------

Investment in joint ventures (Note 2)                      $18,331,929                      $18,753,866
Cash and cash equivalents                                      142,792                          145,888
Due from affiliates                                            477,890                          427,734
Deferred project costs                                             557                              888
Prepaid expenses and other assets                                  300                              300
                                                           -----------                      -----------

     Total assets                                          $18,953,468                      $19,328,676
                                                           ===========                      ===========


   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
 Partnership distribution payable                          $   449,998                      $   427,995
                                                           -----------                      -----------

Partners' capital:
 Class A - 2,188,724 units outstanding                      18,503,470                       18,608,322
 Class B - 311,276 units outstanding                                 0                          292,359
                                                           -----------                      -----------

     Total partners' capital                                18,503,470                       18,900,681
                                                           -----------                      -----------

          Total liabilities and partners' capital          $18,953,468                      $19,328,676
                                                           ===========                      ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Three Months Ended                          Six Months Ended
                                                     ------------------                          ----------------
                                         June 30, 1999          June 30, 1998          June 30, 1999         June 30, 1998
                                      --------------------  ---------------------  ---------------------  --------------------

Revenues:
         Equity in income of joint
                  ventures (Note 2)              $280,972              $ 236,419              $ 532,184             $ 466,983
         Interest income                            1,583                  2,997                  3,119                 6,592
                                                 --------              ---------              ---------             ---------
                                                  282,555                239,416                535,303               473,575
                                                 --------              ---------              ---------             ---------

Expenses:
         Legal and accounting                       9,615                  9,730                 18,855                14,501
         Computer costs                             1,861                  1,837                  4,681                 3,854
         Partnership administration                12,701                 12,788                 32,073                23,006
         Amortization of organization
          costs                                         0                      0                      0                 1,563
                                                 --------              ---------              ---------             ---------
                                                   24,177                 24,355                 55,609                42,924
                                                 --------              ---------              ---------             ---------
         Net income                              $258,378              $ 215,061              $ 479,694             $ 430,651
                                                 ========              =========              =========             =========
Net loss allocated to General
 Partners                                        $      0              $       0              $       0             $       0

Net income allocated to Class A
 Limited Partners                                $332,375              $ 444,414              $ 784,940             $ 889,918

Net loss allocated to Class B
 Limited Partners                                $(73,997)             $(229,353)             $(305,246)            $(459,267)

Net income per Class A Limited
 Partner Unit                                    $   0.15              $    0.21              $    0.36             $    0.42

Net loss per Class B Limited Partner             $  (0.24)             $   (0.68)             $   (0.98)            $   (1.36)
 Unit

Cash distribution per Class A
 Limited Partner Unit                            $   0.21              $    0.20              $    0.40             $    0.40

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE SIX MONTHS ENDED
                                  JUNE 30,1999


                                                Limited Partners
                                                ----------------
                                        Class A                   Class B                       Total
                                ------------------------  -----------------------  General     Partners'
                                  Units       Amount        Units       Amount     Partners     Capital
                                ---------  -------------  ----------  -----------  --------  -------------
BALANCE, December 31, 1997      2,158,895   $18,525,190     341,105   $1,260,483         $0   $19,785,673

 Net income (loss)                      0     1,770,058           0     (914,270)         0       855,788
 Partnership distributions              0    (1,740,780)          0            0          0    (1,740,780)
 Class B conversion elections      28,862        53,854     (28,862)    ( 53,854)         0             0
                                ---------   -----------     -------   ----------         --   -----------
BALANCE, December 31, 1998      2,187,757    18,608,322     312,243      292,359          0    18,900,681

 Net income (loss)                      0       784,940           0     (305,246)         0       479,694
 Partnership distributions              0      (876,905)          0            0          0      (876,905)

 Class B conversion elections         967       (12,887)       (967)      12,887          0             0
                                ---------   -----------     -------   ----------         --   -----------
BALANCE, June 30, 1999          2,188,724   $18,503,470     311,276   $        0         $0   $18,503,470
                                =========   ===========     =======   ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                    For the Six Months Ended
                                                                    ------------------------
                                                            June 30, 1999                   June 30, 1998
                                                            -------------                   -------------
Cash flow from operating activities:
Net income                                                    $  479,694                      $  430,651
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in income of joint venture                         (532,184)                       (466,983)
      Amortization of organization costs                               0                           1,563
                                                              ----------                       ---------
    Net cash used in operating activities                        (52,490)                        (34,769)

Cash flow from investing activities:
      Distributions received from joint
        ventures                                                 912,238                         905,299
      Investment in joint ventures                                (7,942)                        (57,938)
                                                              ----------                       ---------
      Net cash provided by investing
        activities                                               904,296                         847,361
                                                              ----------                       ---------

Cash flow from financing activities:
      Partnership distributions paid                            (854,902)                       (865,836)
                                                              ----------                       ---------
      Net decrease in cash and cash
      equivalents                                                 (3,096)                        (53,244)

Cash and cash equivalents, beginning of year                     145,888                         268,337
                                                              ----------                      ----------
Cash and cash equivalents, end of period                      $  142,792                      $  215,093
                                                              ==========                      ==========

Supplemental schedule of noncash
    investing activities:
      Deferred project costs applied to
        joint ventures                                       $      331                      $        0
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

     The Partnership owns interests in properties through its equity ownership in the following joint ventures: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. ( the "Fund V - Fund VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture");
     (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"); and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

(b)  Basis of Presentation
--------------------------

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following discussion and analysis should be read in conjunction with accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------
As of June 30, 1999, the properties owned by the Partnership were 97% as compared to 94% occupied at June 30, 1998. Gross revenues of the Partnership were $535,303 for the six months ended June 30, 1999, as compared to $473,575 for the six months ended June 30, 1998. The increase in revenues is attributed primarily to funds invested in joint ventures, which increased the income generated from the joint ventures, which offset the reduction in interest income due to decreased funds available to earn interest.

Expenses of the Partnership were $55,609 for 1999, as compared to $42,924 for 1998. The increase in expenses for 1999, as compared to 1998, was primarily due to increased partnership administration expenses and accounting fees.

Net income of the Partnership was $479,694 for the six months ended June 30, 1999, as compared to $430,651 for the same period in 1998. The increase in net income for 1999, from 1998, is due primarily to increased revenues partially offset by increased expenses as noted above.

Net cash used in operating activities increased from $34,769 in 1998 to $52,490 in 1999. This increase was due primarily to increased expenses and decreased interest income. Net cash provided by investing activities increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to a decrease in investments in joint ventures and an increase in joint venture distributions. Partnership distributions also decreased slightly in 1999, as compared to 1998. These changes produced cash and cash equivalents of $215,093 and $142,792 at June 30, 1998, and 1999, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.21 for the three months ended June 30, 1999 as compared to distributions of $.20 per Class A Unit for the same period in 1998. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet
both operating requirements and distributions to Limited Partners.   At this
time, given the nature of the joint ventures in which the Partnership has invested, there are no know improvements and renovations to the properties expected to be funded from cash flow from operations.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, all testing of systems has been completed.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                Three Months Ended             Six Months Ended
                                                ------------------             ----------------
                                          June 30, 1999   June 30, 1998   June 30,1999   June 30, 1998
                                          -------------   -------------   ------------   -------------
Revenues:
Rental Income                                $179,375        $179,375       $358,750         $358,750
                                             --------        --------       --------         --------

Expenses:
  Depreciation                                 73,008          73,005        146,016          146,010
  Management & leasing expenses                 7,242           7,242         14,484           12,898
  Other operating expenses                       (456)          4,566          4,863            9,788
                                             --------        --------       --------         --------
                                               79,794          84,813        165,363          168,696
                                             --------        --------       --------         --------

Net income                                   $ 99,581        $ 94,562       $193,387         $190,054
                                             ========        ========       ========         ========

Occupied %                                        100%            100%           100%             100%
Partnership Ownership % in the
  Fund V-VI Joint Venture                        53.6%           53.5%          53.6%            53.5%

Cash Distribution to Partnership             $ 93,343        $ 90,494       $183,519         $180,637

Net Income Allocated to the
  Partnership                                $ 53,339        $ 50,562       $103,544         $101,622


     Net income increased and expenses decreased for the six months ended June 30, 1999, as compared to 1998, due primarily to a greater insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased due to additional fundings by the Partnership, which caused an increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                              Three Months Ended              Six Months Ended
                                              ------------------              ----------------
                                        June 30, 1999   June 30, 1998   June 30,1999   June 30, 1998
                                        --------------  --------------  -------------  -------------
Revenues:
Rental Income                              $95,902         $58,944       $155,310         $117,888
                                           -------         -------       --------         --------

Expenses:
  Depreciation                              25,992          25,425         51,735           51,128
  Management & leasing expenses             10,120           7,072         17,009           15,674
  Other operating expenses                   3,008          19,669         16,283           24,193
                                           -------         -------       --------         --------
                                            39,120          52,166         85,027           90,995
                                           -------         -------       --------         --------

Net income                                 $56,782         $ 6,778       $ 70,283         $ 26,893
                                           =======         =======       ========         ========

Occupied %                                     100%             72%           100%              72%

Partnership Ownership % in the
    Fund V-VI Joint Venture                   53.6%           53.5%          53.6%            53.5%

Cash Distribution to Partnership           $42,700         $16,285       $ 58,156         $ 39,850

Net Income Allocated to the
  Partnership                              $30,414         $ 3,624       $ 37,640         $ 14,380


     Net income and cash distribution to the Partnership increased in 1999, as compared to 1998, due primarily to increased occupancy and a reduction in landscape expenses, parking lot repairs and other operating expenses.

     The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased due to additional fundings by the Partnership, which caused a increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                              Three Months Ended             Six Months Ended
                                              ------------------             ----------------
                                        June 30, 1999   June 30, 1998   June 30,1999   June 30, 1998
                                        -------------   -------------   ------------   -------------
Revenues:
Rental Income                              $242,754        $243,184       $485,508         $485,938
                                           --------        --------       --------         --------

Expenses:
  Depreciation                               87,647          87,646        175,293          175,292
  Management & leasing expenses               6,443           9,890         22,687           19,780
  Other operating expenses                    2,865           3,099         10,411            6,741
                                           --------        --------       --------         --------
                                             96,955         100,635        208,391          201,813
                                           --------        --------       --------         --------

Net income                                 $145,799        $142,549       $277,117         $284,125
                                           ========        ========       ========         ========

Occupied %                                      100%            100%           100%             100%

Partnership Ownership % in the
    Fund V-VI-VII Joint Venture                41.8%           41.8%          41.8%            41.8%

Cash Distribution to Partnership           $ 98,552        $ 97,267       $191,047         $194,128

Net Income Allocated to the
    Partnership                            $ 60,988        $ 59,629       $115,918         $118,850


     The increase in management and leasing fees for the six months ended June 30, 1999, was due to an underaccrual of fees from 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

     Cash distributions allocated to the Partnership and net income allocated to the Partnership remained relatively stable for the six months ended June 30, 1999 and 1998.

Stockbridge Village III / Fund VI - Fund VII Joint Venture
----------------------------------------------------------

                                                  Three Months Ended                       Six Months Ended
                                                  ------------------                       ----------------
                                           June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                                           -------------        -------------       -------------     --------------
Revenues:
 Rental income                               $76,001                $59,509              $156,602        $118,753
                                             -------                -------              --------        --------

Expenses:
 Depreciation                                 22,457                 22,778                45,043          45,492
 Management & leasing expenses                13,183                  8,133                18,739          16,364
 Other operating expenses                      6,611                 36,137                 9,578          69,354
                                             -------                -------              --------        --------
                                              42,251                 67,048                73,360         131,210
                                             -------                -------              --------        --------

Net income (loss)                            $33,750                $(7,539)             $ 83,242        $(12,457)
                                             =======                =======              ========        ========

Occupied %                                       100%                    82%                  100%             82%

Partnership's Ownership % in the
   Fund VI-VII Joint Venture                    43.7%                  43.1%                 43.7%           43.1%

Cash distribution to Partnership             $24,450                $ 7,080              $ 53,537        $ 15,205

Net income (loss) allocated to the
   Partnership                               $14,750                $(3,246)             $ 36,379        $ (5,369)

Net income increased for the six months ended June 30, 1999, as compared to the same period in 1998, due to an increase in occupancy and a decrease in other operating expenses due to a bad debt reserve recorded in 1998, which overinflated 1998 expenses.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.1% in 1998, due to additional fundings by the Partnership.

 Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
 -----------------------------------------------------------------


                                                            Three Months Ended                    Six Months Ended
                                                            ------------------                    ----------------
                                                   June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                                   -------------        -------------      -------------     -------------
Revenues:
 Rental income                                        $227,761             $208,645             $457,824        $421,880
                                                      --------             --------             --------        --------

Expenses:
 Depreciation                                           94,128               94,129              188,257         188,033
 Management & leasing expenses                          42,063               29,888               80,937          59,252
 Other operating expenses                                  387               13,797               24,781          36,830
                                                      --------             --------             --------        --------
                                                       136,578              137,814              293,975         284,115
                                                      --------             --------             --------        --------

Net income                                            $ 91,183             $ 70,831             $163,849        $137,765
                                                      ========             ========             ========        ========

Occupied %                                                  94%               100.0%                  94%          100.0%

Partnership Ownership %                                   26.9%                26.4%                26.9%           26.4%

Cash distributed to the Partnership                   $ 51,534             $ 46,848             $ 91,058        $ 92,783

Net income allocated to the
   Partnership                                        $ 24,492             $ 18,904             $ 44,010        $ 36,902


Rental income has increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to an underestimate of straight line rent adjustments in 1998. The expenses went down due to common area maintenance reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference is billed to the tenant.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                             Three Months Ended                   Six Months Ended
                                                             ------------------                   ----------------
                                                   June 30, 1999        June 30, 1998      June 30, 1999     June 30, 1998
                                                   -------------        -------------      -------------     -------------
Revenues:
 Rental income                                         $66,480              $74,595             $144,626          $145,682
                                                       -------              -------             --------          --------

Expenses:
 Depreciation                                           32,648               35,002               74,203            69,654
 Management & leasing expenses                           8,437               10,229               17,727            19,737
 Other operating expenses                               (3,805)               4,856                  986            14,377
                                                       -------              -------             --------          --------
                                                        37,280               50,087               92,916           103,768
                                                       -------              -------             --------          --------

Net income                                             $29,200              $24,508             $ 51,710          $ 41,914
                                                       =======              =======             ========          ========

Occupied %                                                  86%                  79%                  86%               79%

Partnership Ownership %                                   43.7%                43.1%                43.7%             43.1%

Cash distributed to the Partnership                    $33,747              $23,503             $ 64,893          $ 44,955

Net income allocated to the
   Partnership                                         $12,761              $10,554             $ 22,598          $ 18,020

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.1% in 1998, due to additional funding by the Partnership.

Net income increased for the six months ended June 30, 1999, as compared to the same period in 1998, due to an increase in occupancy and a decrease in other operating expenses due to common area maintenance reimbursements being greater in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                            Three Months Ended                    Six Months Ended
                                                            ------------------                    ----------------
                                                  June 30, 1999        June 30, 1998       June 30, 1999     June 30, 1998
                                                  -------------        -------------       -------------     -------------
Revenues:
 Rental income                                        $380,277           $380,277             $760,554         $760,554
 Interest income                                         1,160              2,098                2,302            4,172
                                                      --------           --------             --------         --------
                                                       381,437            382,375              762,856          764,726
                                                      --------           --------             --------         --------

Expenses:
 Depreciation                                          111,606            110,953              223,212          221,842
 Management & leasing expenses                          49,041             47,381               96,933           95,196
 Other operating expenses                              106,051            102,655              209,835          190,065
                                                      --------           --------             --------         --------
                                                       266,698            260,989              529,980          507,103
                                                      --------           --------             --------         --------

Net income                                            $114,739           $121,386             $232,876         $257,623
                                                      ========           ========             ========         ========

Occupied %                                                 100%               100%                 100%             100%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                         34.3%              34.3%                34.3%            34.3%

Cash distribution to Partnership                      $ 80,382           $ 82,434             $161,927         $169,933

Net income allocated to the
   Partnership                                        $ 39,299           $ 41,575             $ 79,761         $ 88,237

Net income has decreased slightly due primarily to increased expenditures in electricity, HVAC repairs, lighting replacement and various other operating expenses.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                             Three Months Ended               Six Months Ended    Five Months Ended
                                                             ------------------               ----------------    -----------------
                                                   June 30, 1999         June 30, 1998          June 30, 1999       June 30, 1998
                                                   -------------         -------------        ----------------    -----------------
Revenues:
 Rental income                                        $193,288             $182,139               $386,319             $364,752
 Interest income                                         2,353                4,587                  5,289                9,725
                                                      --------             --------               --------             --------
                                                       195,641              186,726                391,608              374,477
                                                      --------             --------               --------             --------

Expenses:
 Depreciation                                           64,677               61,059                126,102              121,486
 Management & leasing expenses                          17,537               15,032                 32,642               29,851
 Other operating expenses                               10,367              (19,872)                29,448                5,230
                                                      --------             --------               --------             --------
                                                        92,581               56,219                188,192              156,567
                                                      --------             --------               --------             --------

Net income                                            $103,060             $130,507               $203,416             $217,910
                                                      ========             ========               ========             ========

Occupied %                                                  91%                  87%                    91%                  87%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                         34.3%                34.3%                  34.3%                34.3%

Cash distribution to Partnership                      $ 57,863             $ 65,564               $113,578             $115,696

Net income allocated to the
   Partnership                                        $ 35,299             $ 44,699               $ 69,671             $ 74,635

Rental income, depreciation expense and management and leasing expenses have increased in 1999, as compared to 1998, due to the increased occupancy at the center. Other operating expenses increased in 1999 over 1998, due primarily to a timing difference in billing tenants for common area maintenance expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                      Three Months Ended                      Six Months Ended
                                                      ------------------                      ----------------
                                            June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
                                            -------------        -------------        -------------        -------------
Revenues:
 Rental income                                $237,232             $225,705              $464,615            $454,682
 Interest income                                    19                   19                    39                  41
                                              --------             --------              --------            --------
                                               237,251              225,724               464,654             454,723
                                              --------             --------              --------            --------
Expenses:
 Depreciation                                  111,415              110,564               221,527             221,127
 Management & leasing expenses                  26,135               18,737                51,129              44,488
 Other operating expenses                        9,772                1,919               (19,643)              5,050
                                              --------             --------              --------            --------
                                               147,322              131,220               253,013             270,665
                                              --------             --------              --------            --------

Net income                                    $ 89,929             $ 94,504              $211,641            $184,058
                                              ========             ========              ========            ========

Occupied %                                          96%                  91%                   96%                 91%

Partnership Ownership %                           10.7%                10.7%                 10.7%               10.7%

Cash distributed to the Partnership           $ 20,320             $ 22,720              $ 44,680            $ 42,876

Net income allocated to the
   Partnership                                $  9,630             $ 10,120              $ 22,663            $ 19,709


Rental income increased in 1999 over 1998, due primarily to increased occupancy. The decrease in operating expenses for the six month period ended June 30, 1999, as compared to the same period in 1998, was due to common area maintenance reimbursement billings. Tenants are billed an estimated amount for the current year common are maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The increase in operating expenses for the three month period ended June 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b) No reports on Form 8-K were filed during the second quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND VI, L.P.
                                         (Registrant)




     Dated: August 10, 1999              By: /s/ Leo F. Wells, III
                                             -----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.