Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND VI L P
filed 1999-11-12
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   September 30, 1999   or
                               ----------------------

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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

     Item 1. Financial Statements

               Balance Sheets - September 30, 1999
                and December 31, 1998.................................         3

               Statements of Income for the Three Months and
                Nine Months Ended September 30, 1999 and 1998.........         4

               Statement of Partners' Capital
                for the Year Ended December 31, 1998,
                and the Nine Months Ended September 30, 1999..........         5

               Statements of Cash Flows for the Nine Months
                Ended September 30, 1999 and 1998.....................         6

               Condensed Notes to Financial Statements................         7

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........         8

PART II.  OTHER INFORMATION...........................................        20

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                                Balance Sheets

                   Assets                                   September 30, 1999                December 31, 1998
                   ------                                   ------------------                -----------------
  Investment in joint ventures (Note 2)                            $18,118,993                      $18,753,866
  Cash and cash equivalents                                            167,324                          145,888
  Due from affiliates                                                  449,177                          427,734
  Deferred project costs                                                   307                              888
  Prepaid expenses and other assets                                        300                              300
                                                                   -----------                      -----------

      Total assets                                                 $18,736,101                      $19,328,676
                                                                   ===========                      ===========
      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
 Partnership distribution payable                                  $   460,816                      $   427,995
                                                                   -----------                      -----------

 Partners' capital:
  Class A - 2,191,470 units outstanding at
   September 30, 1999, and 2,187,470 at
   December 30, 1998                                                18,275,285                       18,608,322
  Class B - 308,530 units outstanding at
   September 30, 1999, and 312,242 at
   December 30,1998                                                          0                          292,359
                                                                   -----------                      -----------

      Total partners' capital                                       18,275,285                       18,900,681
                                                                   -----------                      -----------

        Total liabilities and partners' capital                    $18,736,101                      $19,328,676
                                                                   ===========                      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                                   Three Months Ended                     Nine Months Ended
                                                                   ------------------                     -----------------
                                                            Sept 30, 1999     Sept 30,1998       Sept 30, 1999     Sept 30, 1998
                                                            -------------     ------------       -------------     -------------
Revenues:
     Interest income                                             $  1,641        $   2,701          $    4,760        $    9,293
     Equity in income of joint ventures
      (Note 2)                                                    244,990          225,423             777,174           692,406
                                                                 --------        ---------          ----------        ----------
                                                                  246,631          228,124             781,934           701,699
                                                                 ========        ---------          ----------        ----------

Expenses:
     Legal and accounting                                             199              473              19,054            14,974
     Computer costs                                                 2,559            2,341               7,240             6,195
     Partnership administration                                    11,444           15,093              43,517            38,099
     Amortization of organization costs                                 0                0                   0             1,563
                                                                 --------        ---------          ----------        ----------
                                                                   14,202           17,907              69,811            60,831
                                                                 --------        ---------          ----------        ----------
     Net income                                                  $232,429        $ 210,217          $  712,123        $  640,868
                                                                 ========        =========          ==========        ==========

Net income allocated to Class A Limited Partners                 $232,429        $ 438,480          $1,017,369        $1,328,398

Net loss allocated to Class B Limited Partners                   $      0        $(228,263)         $ (305,246)       $ (687,530)

Net income per Class A Limited Partner Unit                      $   0.11        $    0.20          $     0.47        $     0.62

Net loss per Class B Limited Partner Unit                        $      0        $   (0.74)         $    (1.36)       $    (2.10)

Cash distribution per Class A Limited
     Partner Unit                                                $   0.21        $    0.20          $     0.61        $     0.60

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1999

                                                                Limited Partners                                           Total
                                                                ----------------
                                                   Class A                          Class B               General        Partners'
                                                   -------                          -------
                                            Units           Amount           Units            Amount      Partners        Capital
                                            -----           ------           -----            ------      --------        -------
BALANCE, December 31, 1997              2,158,895      $18,525,190         341,105       $ 1,260,483     $         0    $19,785,673

  Net income (loss)                             0        1,770,058               0          (914,270)              0        855,788
  Partnership distributions                     0       (1,740,780)              0                 0               0     (1,740,780)
  Class B conversion elections             28,862           53,854         (28,862)          (53,854)              0              0
                                      -----------      -----------     -----------       -----------     -----------    -----------
BALANCE, December 31, 1998              2,187,757       18,608,322         312,243           292,359               0     18,900,681

  Net income (loss)                             0        1,017,369               0          (305,246)              0        712,123
  Partnership distributions                     0       (1,337,519)              0                 0               0    ( 1,337,519)
  Class B conversion elections              3,713          (12,887)         (3,713)           12,887               0              0
                                      -----------      -----------     -----------       -----------     -----------    -----------
BALANCE,  September 30, 1999            2,191,470      $18,275,285         308,530       $         0     $         0    $18,275,285
                                      ===========      ===========     ===========       ===========     ===========    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                       Sept 30, 1999                  Sept 30, 1998
                                                                       -------------                  -------------
Cash flow from operating activities:
Net income                                                             $     712,123                  $     640,868
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
    Equity in income of joint venture                                       (777,174)                      (692,406)
   Amortization of organization costs                                              0                          1,563
                                                                       -------------                  -------------
     Net cash used in
         operating activities                                                (65,051)                       (49,975)
                                                                       -------------                  -------------

 Cash flow from investing activities:
   Distributions received from joint
     ventures                                                              1,405,127                      1,357,495
   Investment in joint ventures                                            (  13,942)                     (  93,424)
                                                                       -------------                  -------------
   Net cash provided by investing
     activities                                                            1,391,185                      1,264,071
                                                                       -------------                  -------------
Cash flow from financing activities:
   Partnership distributions paid                                         (1,304,698)                    (1,307,297)
                                                                       -------------                  -------------

   Net increase (decrease) in cash and
     cash equivalents                                                         21,436                      (  93,201)

Cash and cash equivalents, beginning of year                                 145,888                        268,337
                                                                       -------------                  -------------

Cash and cash equivalents, end of period                               $     167,324                  $     175,136
                                                                       =============                  =============

Supplemental schedule of noncash investing
 activities-deferred project costs applied
 to investing activities                                               $         581                  $           0
                                                                       -------------                  -------------

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

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

     As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and
     (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     (b) Basis of Presentation
     -------------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a)  General
     ------------

     As of September 30, 1999, the properties owned by the Partnership were 97% occupied as compared to 95% occupied at September 30, 1998. Gross revenues of the Partnership were $781,934 for the nine months ended September 30, 1999, as compared to $701,699 for the same period in 1998. The increase in revenues is attributed primarily to increased earnings from joint ventures caused by increased occupancy at Stockbridge Village II and III offset by the reduction in interest income due to decreased funds available to earn interest.

     Expenses of the Partnership were $69,811 for 1999, as compared to $60,831 for 1998. The increase in expenses for 1999, as compared to 1998, was primarily due to increased partnership administration expenses and accounting fees.

     Net income of the Partnership was $712,123 for the nine months ended September 30, 1999, as compared to $640,868 for the same period in 1998. The increase in net income for 1999, from 1998, is due primarily to increased revenues offset by a increase in expenses as noted above.

     Net cash used in operating activities increased from $49,975 in 1998 to $65,051 in 1999. This increase was due primarily to increased expenses and decreased interest income. Net cash provided by investing activities increased for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to a decrease in investments in joint ventures and an increase in joint venture distributions. Partnership distributions also decreased slightly in 1999, as compared to 1998. These changes produced cash and cash equivalents of $175,136 and $167,324 at September 30, 1998, and 1999, respectively.

     The Partnership made cash distributions to Limited Partners holding Class A Units of $.21 for the three months ended September 30, 1999 as compared to distributions of $.20 per Class A Unit for the same period in 1998. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

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

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

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

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following operational properties

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                Three Months Ended                                     Nine Months Ended
                                          ----------------------------------                     -----------------------------------
                                          Sept 30, 1999       Sept 30, 1998                      Sept 30, 1999       Sept 30, 1998
                                          --------------      --------------                     --------------      ---------------
Revenues:
Rental Income                                  $179,374        $179,374                               $538,124        $538,124
                                               --------        --------                               --------        --------

Expenses:
  Depreciation                                   73,008          73,005                                219,024         219,015
  Management & leasing expenses                   7,242           7,242                                 21,726          20,140
  Other operating expenses                        2,643           4,099                                  7,506          13,887
                                               --------        --------                               --------        --------
                                                 82,893          84,346                                248,256         253,042
                                               --------        --------                               --------        --------

Net income                                     $ 96,481        $ 95,028                               $289,868        $285,082
                                               ========        ========                               ========        ========

Occupied %                                          100%            100%                                   100%            100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                   53.6%           53.5%                                  53.6%           53.5%

Cash Distribution to Partnership               $ 91,700        $ 90,742                               $275,219        $271,379

Net Income Allocated to the
  Partnership                                  $ 51,691        $ 50,811                               $155,235        $152,433

Net income increased and expenses decreased for the nine months ended September 30, 1999, as compared to 1998, due primarily to an insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased due to additional funding by the Partnership in 1999, which caused an increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                              Three Months Ended                                         Nine Months Ended
                                        ----------------------------------                        ----------------------------------
                                        Sept 30, 1999       Sept 30, 1998                         Sept 30, 1999       Sept 30, 1998
                                        --------------      --------------                        --------------      --------------
Revenues:
Rental Income                                 $75,654         $59,070                                  $230,964        $176,958
                                              -------         -------                                  --------        --------

Expenses:
  Depreciation                                 26,304          25,425                                    78,039          76,553
  Management & leasing expenses                 9,921           7,057                                    26,930          22,731
  Other operating expenses                     17,021          11,840                                    33,304          36,033
                                              -------         -------                                  --------        --------
                                               53,246          44,322                                   138,273         135,317
                                              -------         -------                                  --------        --------

Net income                                    $22,408         $14,748                                  $ 92,691        $ 41,641
                                              =======         =======                                  ========        ========

Occupied %                                        100%             72%                                      100%             72%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 53.6%           53.5%                                     53.6%           53.5%

Cash Distribution to Partnership              $23,783         $20,546                                  $ 81,939        $ 60,396

Net  Income  Allocated to the
  Partnership                                 $12,005         $ 7,885                                  $ 49,645        $ 22,265

Rental income, net income and cash distribution to the Partnership increased in 1999, as compared to 1998, due primarily to increased occupancy. The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased due to additional fundings by the Partnership which caused an increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                Three Months Ended                         Nine Months Ended
                                          ---------------------------------         ----------------------------------
                                          Sept 30, 1999       Sept 30, 1998          Sept 30, 1999       Sept 30, 1998
                                          --------------      -------------          --------------      --------------
Revenues:
Rental Income                                  $243,182        $242,755                    $728,690        $728,693
                                               --------        --------                    --------        --------

Expenses:
  Depreciation                                   87,646          87,647                     262,939         262,939
  Management & leasing expenses                  14,627           9,890                      37,314          29,670
  Other operating expenses                        4,181           3,044                      14,592           9,785
                                               --------        --------                    --------        --------
                                                106,454         100,581                     314,845         302,394
                                               --------        --------                    --------        --------

Net income                                     $136,728        $142,174                    $413,845        $426,299
                                               ========        ========                    ========        ========

Occupied %                                          100%            100%                        100%            100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                      41.8%           41.8%                       41.8%           41.8%

Cash Distribution to Partnership               $ 94,586        $ 97,111                    $285,633        $291,239

Net Income Allocated to the
  Partnership                                  $ 57,194        $ 59,421                    $173,112        $178,321


 Rental income remained relatively stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

 The increase in management and leasing fees for the nine months ended September 30, 1999 was due to an under accrual of fees in 1998. The increase in operating expenses was due primarily to increases in accounting and administrative fees.

 Stockbridge Village III / Fund VI - Fund VII Joint Venture
 ----------------------------------------------------------

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------
                                               Sept 30, 1999       Sept 30, 1998    Sept 30, 1999      Sept 30, 1998
                                               -------------       -------------    -------------      -------------
Revenues:
Rental Income                                        $76,916             $59,652         $233,518           $178,405
                                                     -------             -------         --------           --------

Expenses:
  Depreciation                                        20,711              22,781           65,754             68,273
  Management & leasing expenses                        9,260              20,952           27,999             37,316
  Other operating expenses                            10,105              22,325           19,683             91,679
                                                     -------             -------         --------           --------
                                                      40,076              66,058          113,436            197,268
                                                     -------             -------         --------           --------

Net income  (loss)                                   $36,840             $(6,406)        $120,082           $(18,863)
                                                     =======             =======         ========           ========

Occupied %                                               100%                 82%             100%                82%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture                      43.7%               43.4%            43.7%              43.4%

Cash Distribution to Partnership                     $27,376             $ 7,598         $ 80,913           $ 22,803

Net Income (Loss) Allocated to the
  Partnership                                        $16,100             $(2,758)        $ 52,478           $ (8,127)

Rental income, net income and cash distributions increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to increased occupancy at the property. Operating expenses decreased as compared to the same period of 1998, due to bad debt expense recorded in 1998. Management and leasing expenses decreased in 1999, due to a writeoff in 1998 of leasing fees related to the bad debt expense.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.4% in September 30, 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
-----------------------------------------------------------------


                                                         Three Months  Ended                  Nine Months Ended
                                                         -------------------                  -----------------
                                                Sept 30, 1999       Sept 30, 1998     Sept 30, 1999      Sept 30, 1998
                                                -------------       -------------     -------------      -------------
Revenues:
Rental income                                        $213,028            $226,233          $670,852           $648,113
                                                     --------            --------          --------           --------

Expenses:
  Depreciation                                         79,605              94,128           277,862            282,161
  Management & leasing expenses                        22,263              20,198            93,200             79,450
  Other operating expenses                             14,889              27,664            39,670             64,494
                                                     --------            --------          --------           --------
                                                      116,757             141,990           410,732            426,105
                                                     --------            --------          --------           --------

Net income                                           $ 96,271            $ 84,243          $260,120           $222,008
                                                     ========            ========          ========           ========

Occupied %                                                 94%                100%               94%               100%

Partnership's Ownership %                                26.9%               26.9%             26.9%              26.9%

Cash Distribution to Partnership                     $ 45,857            $ 50,834          $136,915           $143,617

Net Income Allocated to the
  Partnership                                        $ 25,858            $ 22,659          $ 69,868           $ 59,561

Rental income has increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to an underestimate of straight line rent adjustments in 1998. Expenses decreased due to a decrease in 1999 property taxes.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                       Three Months  Ended                    Nine Months  Ended
                                                       -------------------                    ------------------
                                                Sept 30, 1999       Sept 30, 1998     Sept 30, 1999       Sept 30, 1998
                                                -------------       --------------    -------------       -------------
Revenues:
Rental income                                         $67,729             $73,471          $212,355            $219,153
                                                      -------             -------          --------            --------

Expenses:
  Depreciation                                         37,350              35,003           111,553             104,657
  Management & leasing expenses                        14,104              10,175            31,831              29,912
  Other operating expenses                              3,811                (529)            4,797              13,848
                                                      -------             -------          --------            --------
                                                       55,265              44,649           148,181             148,417
                                                      -------             -------          --------            --------

Net income                                            $12,464             $28,822          $ 64,174            $ 70,736
                                                      =======             =======          ========            ========

Occupied %                                                 86%                 79%               86%                 79%

Partnership's Ownership % in the Fund VI-
   Fund VII Joint Venture                                43.7%               43.4%             43.7%               43.4%

Cash Distribution to Partnership                      $27,933             $27,263          $ 92,826            $ 72,218

Net Income Allocated to the
   Partnership                                        $ 5,447             $12,440          $ 28,045            $ 30,460

Rental income decreased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due primarily to an overestimate of straight line rent adjustments in 1998. Expenses remained relatively stable for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

Cash distributions to the Partnership increased due primarily to increased cash revenue related to increased occupancy for the nine months ended September 30, 1999 as compared to the same period of 1998.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 43.7% for 1999, as compared to 43.4% in September 30, 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                     Three Months  Ended              Nine Months Ended
                                                     -------------------              -----------------
                                                Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                -------------   -------------   -------------   -------------
Revenues:
 Rental income                                       $380,278        $380,278      $1,140,832      $1,140,832
 Interest income                                        1,159           2,096           3,461           6,268
                                                     --------        --------      ----------      ----------
                                                      381,437         382,374       1,144,293       1,147,100
                                                     --------        --------      ----------      ----------

Expenses:
 Depreciation                                         111,606         110,985         334,818         332,827
 Management & leasing expenses                         47,891          47,414         144,824         142,610
 Other operating expenses                             111,440         121,718         321,275         311,783
                                                     --------        --------      ----------      ----------
                                                      270,937         280,117         800,917         787,220
                                                     --------        --------      ----------      ----------

Net income                                           $110,500        $102,257      $  343,376      $  359,880
                                                     ========        ========      ==========      ==========

Occupied %                                                100%            100%            100%            100%

Partnership's Ownership % in the Fund VI-
   Fund VII - Fund VIII Joint Venture                    34.3%           34.3%           34.3%           34.3%

Cash Distribution to Partnership                     $ 78,929        $ 75,893      $  240,856      $  245,826

Net Income Allocated to the Partnership              $ 37,846        $ 35,023      $  117,607      $  123,260

Net income and cash distributions for the nine months ended September 30,1999, as compared to the same period in 1998 have decreased slightly due primarily to increased expenditures in electricity and lighting replacement while net income and cash distributions increased slightly for the three months ended September 30, 1999, as compared to the same period in 1998.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                         Three Months Ended              Nine Months Ended    Eight Months Ended
                                                         ------------------              -----------------    ------------------
                                                  Sept 30, 1999       Sept 30, 1998        Sept 30, 1999         Sept 30, 1998
                                                  -------------       -------------        -------------         -------------
Revenues:
  Rental income                                        $192,850            $183,587            $579,169            $548,339
  Interest income                                         2,374               4,345               7,663              14,070
                                                       --------            --------            --------            --------
                                                        195,224             187,932             586,832             562,409
                                                       --------            --------            --------            --------

Expenses:
  Depreciation                                           64,677              61,235             190,779             182,721
  Management & leasing expenses                          16,639              14,953              49,281              44,804
  Other operating expenses                               18,093              19,150              47,541              24,380
                                                       --------            --------            --------            --------
                                                         99,409              95,338             287,601             251,905
                                                       --------            --------            --------            --------

Net income                                             $ 95,815            $ 92,594            $299,231            $310,504
                                                       ========            ========            ========            ========

Occupied %                                                   91%                 90%                 91%                 90%

Partnership's Ownership % in the Fund VI - Fund
  VII - Fund VIII Joint Venture                            34.3%               34.3%               34.3%               34.3%

Cash Distribution to Partnership                       $ 55,381            $ 52,296            $168,959            $167,992

Net Income Allocated to the
  Partnership                                          $ 32,817            $ 31,714            $102,488            $106,349

Rental income, depreciation expense and management and leasing expenses have increased in 1999, as compared to 1998, due to the increased occupancy at the center for the nine months ended September 30, 1999. Other operating expenses increased in 1999, over 1998, due primarily to a timing difference in billing tenants for common area maintenance expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                              Three Months Ended                    Nine Months Ended
                                              ------------------                    -----------------
                                       Sept 30, 1999   Sept 30, 1998         Sept 30, 1999   Sept 30, 1998
                                       -------------   -------------         -------------   -------------
Revenues:
  Rental income                             $238,923        $226,733              $703,538        $681,415
  Interest income                                  8               2                    47              43
                                            --------        --------              --------        --------
                                             238,931         226,735               703,585         681,458
                                            --------        --------              --------        --------
Expenses:
  Depreciation                               111,379         111,285               332,906         332,412
  Management & leasing expenses               22,863          18,478                73,992          62,966
  Other operating expenses                    48,342          20,630                28,699          25,680
                                            --------        --------              --------        --------
                                             182,584         150,393               435,597         421,058
                                            --------        --------              --------        --------

Net income                                  $ 56,347        $ 76,342              $267,988        $260,400
                                            ========        ========              ========        ========

Occupied %                                        97%             91%                   97%             91%

Partnership's Ownership %                       10.7%           10.7%                 10.7%           10.7%

Cash Distribution to Partnership            $ 18,629        $ 20,348              $ 63,310        $ 63,224

Net Income Allocated to the
  Partnership                               $  6,034        $  8,175              $ 28,696        $ 27,884

Rental income increased in 1999 over 1998, due to increased occupancy. The increase in operating expenses for the three month period ended September 30, 1999, was due to increased expenditures for tenant improvements, HVAC repairs and parking lot repairs.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                                   (Registrant)


     Dated: November 10, 1999      By: /s/ Leo F. Wells, III
                                       ---------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.