Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND VI L P
filed 2000-03-27
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
  (Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 1999              or
                          --------------------------------------------

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from ____________________________ to ______________
  Commission file number                      0-23656
                                              ---------------------------------

                        Wells Real Estate Fund VI, L. P
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                    58-2022628
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Suite 250
Norcross, Georgia                                              30092
-------------------------------------------------------------------------------
(Address of Principal executive offices)                     (Zip code)

Registrant's telephone number, including area code         (770) 449-7800
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                Name of exchange on which registered
-----------------------------------------------------------------------------
            None                                              None
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Class A Unit

_______________________________________________________________________________
                               (Title of Class)
                                 Class B Unit

_______________________________________________________________________________
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---

    Aggregate market value of the voting stock held by non-affiliates: Not
                                                                       ---
    Applicable
    ----------

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
-----------------

General

Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the "Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Project") which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") which is owned by the Fund VI, VII, VIII Joint Venture; (viii) a shopping center located in Clemmons, North

Carolina (the "Tanglewood Commons") which is owned by the Fund VI, VII, VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole General Partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 98% occupied, as compared to 95% as of December 31, 1998 and 94% as of December 31, 1997.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:


                                                                Partnerships
Year of          Number of                     Annualized         Share of        Percentage of       Percentage of
Lease             Leases        Square           Base            Annualized        Total Square     Total Annualized
Expiration       Expiring    Feet Expiring      Rent(1)        Gross Base Rent    Feet Expiring         Base Rent
--------------------------------------------------------------------------------------------------------------------
    2000              8         13,969          $  181,719     $   54,413            3.6%                 3.2%
    2001             16         52,791             832,245        248,947           13.4%                14.9%
    2002             24         46,013             740,248        220,528           11.7%                13.2%
    2003(2)           9         85,774             942,439        481,946           21.8%                16.8%
    2004              5         21,625             324,338        122,604            5.5%                 5.8%
    2005              2          9,532             151,152         61,820            2.4%                 2.7%
    2006(3)           5        160,328           2,385,182        656,731           40.7%                42.6%
    2007              1          3,600              44,250          4,735            0.9%                 0.8%
    2008              0              0                   0              0            0.0%                 0.0%
    2009              0              0                   0              0            0.0%                 0.0%
--------------------------------------------------------------------------------------------------------------------
                     70        393,632          $5,601,573     $1,851,724          100.0%               100.0%


(1)       Average monthly gross rent over the life of the lease, annualized.

(2)       Expiration of Hartford Fire Insurance Company lease.

(3) Expiration of Marathon lease of 76,000 square feet and BellSouth lease of 69,424 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $5,329,541, and Wells Fund V had contributed approximately $4,544,601 to the Fund V - Fund VI Joint Venture. The Partnership holds an approximately 54% equity interest, and Wells Fund V currently holds an approximately 46% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

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

The occupancy rate at the Hartford Building was 100% as of years ended December 31 1999, 1998 and 1997. The average effective annual rental per square foot at the Hartford Building is $10.11 for 1999, 1998, 1997, 1996 and 1995.

Stockbridge Village II
----------------------

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November, 1994. A second retail building containing approximately 10,423 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December 9, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increases to $137,700.

The total construction cost of the second building in Stockbridge Village II was approximately $2,933,000. As of December 31, 1999, the Partnership contributed $1,896,834, and Wells Fund V contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

The occupancy rate at the Stockbridge Village II Property at year end was 100% for 1999 and 72% for 1998 and 1997. The average effective annual rental per square foot at the Stockbridge Village II Property was $19.66 for 1999, $14.90 for 1998, $14.88 for 1997, $12.43 for 1996 and $10.41 for 1995.

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

The funds used by the Fund V-VI-VII Joint Venture to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VII totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to the Fund V-VI-VII Joint Venture of $8,279,421 including acquisition costs.

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

The occupancy rate at the Marathon Building was 100% for the years ended 1999, 1998 and 1997. The average effective annual rental per square foot in the Marathon Building is $12.78 for 1999 and 1998, $12.74 for 1997 and $12.78 for 1996 and 1995.

Fund VI - Fund VII Joint Venture
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of December 31, 1999, the Partnership contributed $2,604,916, including its cost to acquire land, and Wells Fund VII contributed $3,358,633 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of December 31, 1999, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 44%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 56%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

The occupancy rate at the Stockbridge Village III Property at year end was 100% for the year ended 1999, 1998 and 1997. The average effective annual rental per square foot at the Stockbridge Village III Property was $17.08 for 1999, $13.08 for 1998, $15.67 for 1997, $14.15 for 1996 and $4.85 for the partial year of 1995.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April, 1996 with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the CiCi's lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Eleven additional tenants have occupied 17,600 square feet at the property in 1997, 1998 and 1999. Negotiations are being conducted to lease the remaining space.

As of December 31, 1999, the Partnership contributed a total of $1,571,631, and Wells Fund VII contributed a total of $1,441,150 for a total cost of approximately $3,026,922 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village I Expansion was 86% at year end 1999, 81% at year end 1998 and 74% at year end 1997. The average effective annual rental per square foot was $10.74 for 1999, $10.08 for 1998, $6.82 for 1997 and $2.69 for 1996, the first year of occupancy.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction of two buildings with a total of 49,534 square feet. As of December 31, 1999, Fifteen tenants occupied the Holcomb Bridge property for an occupancy rate of 100% for 1999, 94% for 1998 and 1997. The average effective annual rental was $19.26 for 1999, $17.62 for 1998, $13.71 for 1997 and $9.87
for 1996, the first year of occupancy.

As of December 31, 1999, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, the Partnership contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was approximately $5,454,582, excluding land.

Fund VI-VII-VIII Joint Venture
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership contributed approximately $6,067,688 for an approximately 34.3% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center under development in Forsyth County, North Carolina. As of December 31, 1999, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund

VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December 1996. The land purchase and construction costs, totaling approximately $9,000,000, were funded by capital contributions of $3,500,000 by the Partnership, $3,500,000 by Wells Fund VII and $2,000,000 by the Wells Fund VIII.

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

The average effective annual rental per square foot at the BellSouth Property at year end was $16.36 for 1999 and 1998, $16.40 for 1997 and $14.15 for 1996, the
first year of occupancy. The occupancy rate at year end was 100% for 1999, 1998 and 1997.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development or resale. As of December 31, 1999, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center is approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997. At December 31, 1999, the Joint Venture had $236,000 reserved to complete the remaining tenant improvements costs.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annual base rent during the initial term is

$488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

The occupancy rate at Tanglewood Commons was 91% for 1999 and 1998 and 86% for 1997. The average effective annual rental per square foot at Tanglewood Commons was $11.48 for 1999, $10.96 for 1998 and $9.12 for 1997, the first year of occupancy.

Fund I - II - II-OW - VI - VII Joint Venture
--------------------------------------------

On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership , the Fund II-Fund II-OW Joint Venture and Wells Fund VII, entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the "Fund I-II-II-OW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Property described below. Wells Fund I is a Georgia limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund I, the Fund II-Fund II-OW Joint Venture and Wells Fund VII are substantially identical to those of the Partnership.

The Cherokee Property
---------------------

The Cherokee Property consists of a retail shopping center known as the "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property "). The Cherokee Property has been expanded to consist of approximately 103,755 net leasable square feet. The Cherokee Property was initially developed through a joint venture between Wells Fund I and the Fund II-Fund II-OW Joint Venture, which contributed the Cherokee Property to the Fund I-II-II-OW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

As of December 31, 1999, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of December 31, 1999, the equity interest in the Fund I - II - II-OW - VI - VII Joint Venture were as follows:
Wells Fund I 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VII 11% and the Partnership 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1999, the Cherokee Property was approximately 97% occupied by 21 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental as the original lease.

The occupancy rate at year end for the Cherokee Property was 97% in 1999, 91% for 1998 and 94% in 1997. The average effective annual rental per square foot at the Cherokee Property was $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, $8.59
for 1996 and $7.50 for 1995.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners for the year of 1999.

                                    PART II
                                    -------

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 29, 2000, the Partnership had 2,199,570 outstanding Class A Units held by a total of 1,647 Limited Partners and 300,430 outstanding Class B Units held by a total of 184 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1999, to be $10.75 per Class A Unit and $14.46 per Class B Units based on market conditions existing in early December 1999. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A units) until they have received 10% of their adjusted capital contributions. Net Cash From Operations, as defined in the Partnership Agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distribution has been made to the General Partner as of December 31, 1999.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during the two most recent fiscal years were as follows:

                                 Per Class A Unit
                                 ----------------
          Distributions For      Total Cash      Investment  Return of
          Quarter Ended         Distribution       Income     Capital
          -------------         ------------       ------     -------
          March 31, 1998        $435,455           $0.20      $0.00
          June 30, 1998         $440,837           $0.20      $0.00
          Sept. 30, 1998        $438,327           $0.20      $0.00
          Dec. 31, 1998         $426,161           $0.20      $0.00
          March 31, 1999        $427,108           $0.20      $0.00
          June 30, 1999         $449,797           $0.21      $0.00
          Sept. 30, 1999        $460,616           $0.11      $0.10
          Dec. 31, 1999         $475,835           $0.12      $0.10

Fourth quarter distributions were accrued for accounting purposes in 1999, and was not actually paid to the limited partners holding Class A Units until February 2000.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

The Partnership commenced the offering on April 5, 1993, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units in May, 1993.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                       1999             1998             1997             1996             1995
                               ------------     ------------     ------------     ------------     ------------
Total assets                    $18,532,975      $19,328,676      $20,218,514      $20,880,163      $21,476,126
Total revenues                    1,056,568          939,519          884,802          675,782        1,002,567
Net income                          969,613          855,788          795,654          589,053          901,828
Net income/(loss) allocated
  to General Partners                     0                0                0                0           (1,828)
Net income allocated to
  Class A Limited Partners        1,274,859        1,770,058        1,677,826        1,234,717        1,172,944
Net loss allocated to
  Class B Limited Partners         (305,246)        (914,270)        (882,172)        (645,664)        (269,288)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                   .58              .81              .78              .59              .57
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                  (.99)           (2.80)           (2.47)           (1.60)            (.60)
Cash Distributions per
 weighted average (1)
Class A Limited Partner
 Unit:
Investment Income                       .64              .80              .73              .57              .62
Return of Capital                       .20              .00              .00              .00              .00

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General

Gross revenues of the Partnership were $1,056,568 for the fiscal year ended December 31, 1999, as compared to $939,519 for the fiscal year ended December 31, 1998 and $884,802 for the fiscal year ended December 31, 1997. The increase for 1999 over 1998 and 1997 was due primarily to increased income due to increased occupancy at some of the properties, partially offset by a decrease in interest income.

Expenses of the Partnership were $86,955 for 1999, as compared to $83,731 for 1998 and $89,148 for 1997. The slight change in expenses for 1999, as compared to 1998 and 1997 was primarily due to a fluctuations in legal and accounting expenses.

Net income of the Partnership was $969,613 for the fiscal year ended December 31, 1999, as compared to $855,788 for the fiscal year ended December 31, 1998 and $795,654 for the year ended December 31, 1997. The increase in net income for 1999 over 1998 and 1997 is due primarily to increased earnings from joint ventures.

The Partnership made cash distributions to the limited partners holding Class A Units of $.84 for fiscal year 1999 as compared to $.80 per Class A Unit for fiscal year 1998 and $.73 for fiscal year 1997. Distributions accrued for the fourth quarter of 1999 to the limited partners holding Class A Units were paid in February, 2000. No cash distributions were made to limited partners holding Class B Units.


Property Operations
-------------------

As of December 31, 1999, the Partnership's ownership interest in Fund I, II, II-OW, VI and VII Joint Venture was 10.7%, in Fund II, III, VI and VII Joint Venture was 26.9%, in Fund V and VI Joint Venture was 53.6%, in Fund V,VI, and VII Joint Venture was 41.8%, in Fund VI and VII Joint Venture was 43.7% and in Fund VI,VII and VIII Joint Venture was 34.3%.

As of December 31, 1999, the Partnership owned interests through interests in the following properties through its investment in joint ventures:

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                                 For the Year Ended December 31
                                                 ------------------------------
                                              1999               1998             1997
                                              ----               ----             ----
Revenues:
  Rental income                              $717,499           $717,499         $717,499
                                             --------           --------         --------

Expenses
  Depreciation                                292,031            292,032          292,031
  Management & leasing expenses                28,968             27,719           30,189
  Other operating expenses                     11,282             10,530           (9,983)
                                             --------           --------         --------
                                              332,281            330,281          312,237
                                             --------           --------         --------

Net income                                   $385,218           $387,218         $405,262
                                             ========           ========         ========

Occupied %                                        100%               100%             100%

Partnership's Ownership %                        53.6%              53.5%            53.5%

Cash Distribution to the Partnership         $366,351           $365,986         $374,219

Net Income Allocated to the
  Partnership                                $206,339           $207,076         $215,449

Net income decreased and expenses increased in 1999 and 1998, as compared to 1997, due primarily to an insurance reimbursement received in 1997 from the tenant for prior year's expenses.

The Partnership's ownership in the Fund V-Fund VI Joint Venture increased from 53.5% in 1997 and 1998, to 53.6% in 1999 due to additional fundings by the Partnership, which increased the Partnership's ownership interest.

Cash distributions and net income allocated to the Partnership decreased in 1999 and 1998 as compared to 1997 due to the insurance reimbursement discussed above.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3. For more detailed financial information regarding the historical operations of The Hartford Building, refer to the Financial Statements, as of December 31, 1999, 1998 and 1997 regarding The Hartford Building commencing at page F-36 of this Annual Report on Form 10-K.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                                        For the Year Ended December 31
                                                        ------------------------------
                                                     1999              1998              1997
                                                     ----              ----              ----
Revenues:
  Rental income                                    $311,112          $235,776          $235,508
                                                   --------          --------          --------

Expenses
  Depreciation                                      104,962           101,971            96,357
  Management & leasing expenses                      36,199            29,648            35,423
  Other operating expenses                           43,637            32,156            62,725
                                                   --------          --------          --------
                                                    184,798           163,775           194,505
                                                   --------          --------          --------

Net income                                         $126,314          $ 72,001          $ 41,003
                                                   ========          ========          ========

Occupied %                                              100%               72%               72%

Partnership's Ownership %                              53.6%             53.5%             53.5%

Cash Distribution to the Partnership               $114,220          $ 89,458          $ 69,719

Net Income Allocated to the Partnership            $ 67,666          $ 38,513          $ 22,033

Net income and cash distributions allocated to the Partnership are greater in 1999, as compared to 1998 and 1997, due primarily to increase occupancy. Expenses increased in 1999, as compared to 1998, due to the increased occupancy.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.6% in 1999 as compared to 53.5% in 1998 and 1997 due to additional investments by the Partnership which increased the Partnership's ownership interest in the Fund V-Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $24,121 for 1999, $23,508 for 1998 and $25,491 for 1997.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                        For the Year Ended December 31
                                                        ------------------------------
                                               1999                  1998                  1997
                                               ----                  ----                  ----
Revenues:
  Rental income                              $971,051               $971,447             $968,219
                                             --------               --------             --------

Expenses:
  Depreciation                                350,585                350,585              350,585
  Management & leasing expenses                39,659                 34,632               39,671
  Other operating expenses                     19,441                 12,261               11,905
                                             --------               --------             --------
                                              409,685                397,478              402,161
                                             --------               --------             --------

Net income                                   $561,366               $573,969             $566,058
                                             ========               ========             ========

Occupied %                                        100%                   100%                 100%

Partnership's Ownership %                        41.8%                  41.8%                41.8%

Cash Distribution to the Partnership         $385,063               $388,557             $388,557

Net Income Allocated to the
  Partnership                                $234,819               $236,782             $236,782

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

Rental income remained relatively stable in 1999, 1998 and 1997. Management and leasing fees increased, as compared to 1998, due to an underaccrual of fees in 1998. Operating expenses increased slightly due primarily to increases in accounting and administrative fees.

Cash distribution to the Partnership and net income allocated to Partnership remained relatively stable for 1999.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                                          For the Year Ended  December 31,
                                                          --------------------------------
                                                1999                   1998                  1997
                                                ----                   ----                  ----
Revenues:
  Rental income                                $310,887               $238,093              $285,256
                                               --------               --------              --------

Expenses:
  Depreciation                                   86,459                 91,053                86,626
  Management and leasing expenses                36,146                 32,844                30,722
  Other operating expenses                       26,158                145,402                22,501
                                               --------               --------              --------
                                                148,763                269,299               139,849
                                               --------               --------              --------

Net income(loss)                               $162,124               $(31,206)             $145,407
                                               ========               ========              ========

Occupied %                                          100%                   100%                  100%

Partnership's Ownership %                          43.7%                  43.7%                 42.5%

Cash Distribution to the Partnership           $108,126               $ 27,885              $ 99,789

Net Income (Loss) Allocation to the
 Partnership                                   $ 70,851               $(13,520)             $ 62,151

Rental income increased in 1999, as compared to 1998 and 1997, due primarily to 100% occupancy for the whole year of 1999 at the property. A tenant vacated its space in early 1998 and the space was released late in 1998. Management and leasing expenses increased as the rental income increased. Other operating expenses were higher in 1998 due to bad debt expense recorded in 1998.

The Stockbridge Village III Project incurred property taxes of $26,211 for 1999, $25,248 for 1998 and $25,009 for 1997.

The Partnership's ownership in the Fund VI - Fund VIII Joint Venture increased to 43.7% for 1999 and 1998, as compared to 42.5% in 1997, due to additional funding by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                                         For the Year Ended December 31
                                                         ------------------------------
                                                    1999             1998             1997
                                                    ----             ----             ----
Revenues:
  Rental income                                    $313,566         $294,318        $199,090
                                                   --------         --------        --------

Expenses:
  Depreciation                                      149,132          141,843         111,990
  Management & leasing expenses                      43,918           44,398          25,268
  Other operating expenses                           12,461           18,181          38,757
                                                   --------         --------        --------
                                                    205,511          204,422         176,015
                                                   --------         --------        --------
Net income                                         $108,055         $ 89,896        $ 23,075
                                                   ========         ========        ========

Occupied %                                               86%              81%             74%

Partnership's Ownership %                              43.7%            43.7%           42.5%

Cash Distribution to Partnership                   $122,586         $ 96,809        $ 48,829

Net Income Allocated to the
     Partnership                                   $ 47,222         $ 38,827        $  9,832

Rental income, net income and cash distributions have increased due primarily to increased occupancy. Other operating expenses were higher in 1997 due primarily to common area maintenance billings to tenants that were underestimated in 1997. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Stockbridge Village I Expansion incurred property taxes of $23,085 for 1999, $22,565 for 1998 and $25,608 for 1997.

The Partnership's ownership in the Fund VI - Fund VII Joint Venture increased to 43.7% for 1999 and 1998, as compared to 42.5% in 1997, due to additional funding by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, refer to Item 2, Properties, page 3.

Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
---------------------------------------------------------------------

                                                      For the Year Ended December 31,
                                                      -------------------------------
                                                  1999             1998              1997
                                                  ----             ----              ----
Revenues:
  Rental Income                                 $953,952         $872,978          $679,268
  Other Income                                    23,843           36,000                 0
                                                --------         --------          --------
                                                 977,795          908,978           679,268
                                                --------         --------          --------

Expenses:
  Depreciation                                   415,165          376,290           325,974
  Management & leasing expenses                  129,797           97,701            48,962
  Other operating expenses                        93,535          107,418           195,567
                                                --------         --------          --------
                                                 638,497          581,409           570,503
                                                --------         --------          --------

Net income                                      $339,298         $327,569          $108,765
                                                ========         ========          ========

Occupied %                                           100%              94%               94%

Partnership's Ownership %                           26.9%            26.9%             26.9%

Cash Distribution to Partnership                $204,085         $199,946          $115,220

Net Income Allocated to the
  Partnership                                   $ 91,135         $ 87,914          $ 28,409

Rental income increased in 1999, as compared to 1998, due primarily to increased tenant occupancy. The lower rental income in 1997 is due to the 94% occupancy starting in late 1997. Depreciation expense increased as the occupancy rate increased due to tenant improvement taking place when tenants moved in. Management and leasing expenses increased due primarily to increased management fees that are charged based on rental income. Other operating expenses decreased in 1999, as compared to 1998, due primarily to an over accrual of 1998 property tax. Other operating expenses were higher in 1997, due primarily to water/sewer reimbursement paid by Fulton County Water which did not begin until 1998.

Real estate taxes were $53,896 for 1999, $52,162 for 1998 and $85,230 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item, Business page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                                      For the Year Ended December 31
                                                                      ------------------------------
                                                          1999                    1998                     1997
                                                 ----------------------  ----------------------  ------------------------
     Revenues:
       Rental income                                        $1,521,109              $1,521,109                $1,524,708
       Interest income                                           4,763                   7,806                     8,188
       Other income                                                360                   9,373                       360
                                                            ----------              ----------                ----------
                                                             1,526,232               1,538,288                 1,533,256
                                                            ----------              ----------                ----------

     Expenses:
       Depreciation                                            446,429                 444,448                   443,544
       Management & leasing expenses                           192,716                 190,025                   191,176
       Other operating expenses                                415,562                 436,403                   415,114
                                                            ----------              ----------                ----------
                                                             1,054,707               1,070,876                 1,049,834
                                                            ----------              ----------                ----------

     Net income                                             $  471,525              $  467,412                $  483,422
                                                            ==========              ==========                ==========

     Occupied %                                                    100%                    100%                      100%
                                                            ==========              ==========                ==========

     Partnership's Ownership %                                    34.3%                   34.3%                     34.3%
                                                            ==========              ==========                ==========

     Cash Distribution to Partnership                       $  325,961              $  323,745                $  335,846
                                                            ==========              ==========                ==========

     Net Income Allocated to Partnership                    $  161,499              $  160,090                $  170,391
                                                            ==========              ==========                ==========


Rental income, depreciation and management and leasing expenses have remained relatively stable. While other operating expenses have fluctuated from $415,114 for 1997, to $436,403 for 1998 and $415,562 for 1999. HVAC and various other operating expenses were higher in 1998. This created a greater common area maintenance billing to the tenants in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The BellSouth Property incurred property taxes of $166,706 for 1999, $171,629 for 1998 and $164,400 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                                                            Eleven Months Ended
                                                      For the Year Ended December 31             December 31
                                                      ------------------------------             -----------
                                                       1999                    1998                  1997
                                                       ----                    ----                  ----

     Revenues:
       Rental income                                  $772,907                $737,862             $562,880
       Interest income                                  10,174                  17,610               11,276
                                                      --------                --------             --------
                                                       783,081                 755,472              574,156
                                                      --------                --------             --------

     Expenses:
       Depreciation                                    255,456                 244,311              191,155
       Management & leasing expenses                    66,637                  61,562               41,589
       Other operating expenses                         67,726                  49,338               88,873
                                                      --------                --------             --------
                                                       389,819                 355,211              321,617
                                                      --------                --------             --------

     Net income                                       $393,262                $400,261             $252,539
                                                      ========                ========             ========

     Occupied %                                             91%                     91%                  86%
                                                      ========                ========             ========

     Partnership's Ownership %                            34.3%                   34.3%                34.3%
                                                      ========                ========             ========

     Cash Distribution to Partnership                 $223,973                $218,408             $132,652
                                                      ========                ========             ========

     Net Income Allocated to Partnership              $134,694                $137,091             $ 87,731
                                                      ========                ========             ========


Rental income has increased in 1999, as compared to 1998, due to an increase in occupancy in late 1998. Depreciation, management and leasing expense and other operating expenses have also increased due to the increased occupancy creating a slight decrease in net income. Common area maintenance billings to tenants were lower in 1999, as compared to 1998, by approximately $9,000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Since this property commenced operations in February, 1997, comparable income and expense figures for 1997 are not available.

Tanglewood Commons incurred property taxes of $53,259 in 1999, $52,229 for 1998 and $58,466 for 1997, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item, Business, page 2. For additional information on the tenants, etc. refer to Item 2, Properties page 3.

Cherokee Commons Shopping Center / Fund I - II - II-OW - VI - VII Joint Venture.
--------------------------------------------------------------------------------




                                                              For the Year Ended December 31
                                                              ------------------------------
                                                       1999                 1998                 1997
                                                    --------              --------             -------
     Revenues:
       Rental Income                                $945,222              $909,831             $880,652
       Interest Income                                    68                    84                   67
                                                    --------              --------             --------
                                                     945,290               909,915              880,719
                                                    --------              --------             --------
     Expenses:
       Depreciation                                  447,969               444,660              440,882
       Management & leasing expenses                  94,149                82,517               78,046
       Other operating expenses                       68,089                84,676              138,294
                                                    --------              --------             --------
                                                     610,207               611,853              657,222
                                                    --------              --------             --------

     Net income                                     $335,083              $298,062             $223,497
                                                    ========              ========             ========

     Occupied %                                           97%                   91%                  94%

     Partnership's Ownership %                          10.7%                 10.7%                10.7%

     Cash Distribution to Partnership               $ 83,485              $ 79,238             $ 65,047

     Net Income Allocated to the
       Partnership                                  $ 35,881              $ 31,916             $ 23,931

Rental income increased from $909,831 in 1998 to $945,222 in 1999, due to an increase in occupancy from 91% in 1998 to 97%$ in 1999. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule in 1997. Management and leasing expenses increased from $82,517 in 1998, to $94,149 in 1999, due in an increase in occupancy and rental renewal rates. Operating expenses of the property decreased to $68,090 in 1999 from $84,676 in 1998 and due to increased CAM billings to tenants that were underaccrued in 1998, offset by increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite in 1999 and decreased from $138,294 in 1997 to $84,676 in 1998 due to decreased expenditures for tenants improvements, common area expenses and legal fees. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled and the difference billed to the tenant. Net income of the property increased to $335,083 in 1999, from $298,062 in 1998 and $223,497 in 1997, due to the reasons discussed above.

Real estate taxes were $87,411 for 1999, $77,311 for 1998, and $67,259 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership incurred $4,619,157 in commissions, acquisition fees, organization and offering costs; invested $20,249,359 in properties; and reserved $131,484 as working capital reserves.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements at the Stockbridge Village II, Stockbridge Expansion and at the Holcomb Bridge Road Property, the General Partners have used $119,000 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. The General Partners anticipate that the remaining $131,000 in working capital reserves will be sufficient to meet its future needs.

The Partnership net cash used in operating activities increased from $57,206 for the year ended December 31, 1997 to $70,649 for the year ended December 31, 1998 and to $80,493 for the year ended December 31, 1999 primarily due to decreased interest income in 1998 and 1999. Net cash provided by investing activities increased from $1,189,264 in 1997 to $1,693,826 in 1998 and to $1,855,362 in 1999 due primarily to decreased investments in joint ventures and increases in distributions received from joint ventures. Cash flow from financing activities varied from ($1,765,314) in 1999 to ($1,745,626) in 1998 and ($1,452,803) in 1997 due to increases in distributions to partners.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1999.

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

Year 2000
---------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                    PART III
                                    --------

Item 10.  General Partners of the Partnership.
---------------------------------------------

Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
--------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999.

                            CASH COMPENSATION TABLE


        (A)                           (B)                        (C)
Name of individual or       Capacities in which served
number in group                Form of Compensation        Cash Compensation
---------------                --------------------        -----------------

Wells Management               Property Manager -           $161,779
Company, Inc.                  Management and Leasing
                               Fees


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999, but not actually paid until January, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000.


    (1)                    (2)                 (3)                (4)
                                        Amount and Nature
                  Name and Address of    of Beneficial
Title of Class     Beneficial Owner       Ownership           Percent of Class
--------------    -----------------   -----------------       ----------------
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

     Interest in Partnership Cash Flow and Net Sale Proceeds.  The General
     -------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners received no distribution from cash flow or from net sales proceeds in 1999.

     Property Management and Leasing Fees.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by other rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. accrued $161,779 in property management and leasing fees relating to the Partnership in 1999.

     Real Estate Commissions.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 1999.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        The Financial Statements are contained on pages F-2 through F-35 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission for the year of 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                              Wells Real Estate Fund VI, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    -------------------------------------------
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                             Title
---------                                             -----


 /s/ Leo F. Wells, III             Individual General Partner,    March 27, 2000
-----------------------------      President and Sole Director
Leo F. Wells, III                  of Wells Capital, Inc., the
                                   General Partner of Wells
                                   Partners, L.P.



     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                       INDEX TO THE FINANCIAL STATEMENTS



Financial Statements                                      Page
--------------------                                      ----

Independent Auditors' Reports                             F2

Balance Sheets as of December 31, 1999 and 1998           F3

Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997                        F4

Statements of Partners' Capital for the Years Ended
  December 31, 1999, 1998 and 1997                        F5

Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                        F6

Notes to Financial Statements for December 31, 1999,
  1998, and 1997                                          F7

Audited Financial Statements - The Hartford Building      F36

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                                               1999               1998
                                                                            ------------       -----------
INVESTMENT IN JOINT VENTURES                                                $17,884,649        $18,753,866

CASH AND CASH EQUIVALENTS                                                       155,443            145,888

DUE FROM AFFILIATES                                                             492,276            427,734

DEFERRED PROJECT COSTS                                                              307                888

PREPAID EXPENSES AND OTHER ASSETS                                                   300                300
                                                                            -----------        -----------
       Total assets                                                         $18,532,975        $19,328,676
                                                                            ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Partnership distributions payable                                          $   476,036        $   427,995
                                                                            -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A--2,195,969 units and 2,187,757 units as of December 31,
    1999 and 1998, respectively                                              18,056,939         18,608,322
   Class B--304,031 units and 312,243 units as of December 31, 1999
    and 1998, respectively                                                            0            292,359
                                                                            -----------        -----------
       Total partners' capital                                               18,056,939         18,900,681
                                                                            -----------        -----------
       Total liabilities and partners' capital                              $18,532,975        $19,328,676
                                                                            ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                                 1999              1998              1997
                                                             ----------        ----------        ----------
REVENUES:
 Equity in income of joint ventures                          $1,050,106        $  928,000        $  856,710
 Interest income                                                  6,462            11,519            28,092
                                                             ----------        ----------        ----------
                                                              1,056,568           939,519           884,802
                                                             ----------        ----------        ----------
EXPENSES:
 Partnership administration                                      53,350            58,706            52,386
 Legal and accounting                                            23,619            15,481            21,541
 Amortization of organization costs                                   0             1,563             6,250
 Computer costs                                                   9,986             7,981             8,971
                                                             ----------        ----------        ----------
                                                                 86,955            83,731            89,148
                                                             ----------        ----------        ----------
NET INCOME                                                   $  969,613        $  855,788        $  795,654
                                                             ==========        ==========        ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS             $1,274,859        $1,770,058        $1,677,826
                                                             ==========        ==========        ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS               $ (305,246)       $ (914,270)       $ (882,172)
                                                             ==========        ==========        ==========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED
PARTNER                                                      $     0.58        $     0.81        $     0.78
                                                             ==========        ==========        ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER
UNIT                                                         $    (0.99)       $    (2.80)       $    (2.47)
                                                             ==========        ==========        ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
LIMITED PARTNER UNIT                                         $     0.83        $     0.80        $     0.73
                                                             ==========        ==========        ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                               Limited Partners                     Total
                                                 ---------------------------------------------
                                                        Class A                  Class B          Partners'
                                                 ---------------------    --------------------
                                                  Units        Amount      Units      Amount       Capital
                                                 ---------   ---------    -------   ----------   ----------
BALANCE, December 31, 1996                      2,113,257   $18,162,497   386,743   $2,382,594   $20,545,091

 Net income (loss)                                      0     1,677,826         0     (882,172)      795,654
 Partnership distributions                              0    (1,555,072)        0            0    (1,555,072)
 Class B conversion elections                      45,638       239,939   (45,638)    (239,939)            0
                                                ---------    ----------   -------    ---------    ----------
BALANCE, December 31, 1997                      2,158,895    18,525,190   341,105    1,260,483    19,785,673

 Net income (loss)                                      0     1,770,058         0     (914,270)      855,788
 Partnership distributions                              0    (1,740,780)        0            0    (1,740,780)
 Class B conversion elections                      28,862        53,854   (28,862)     (53,854)            0
                                                ---------    ----------   -------    ---------    ----------
BALANCE, December 31, 1998                      2,187,757    18,608,322   312,243      292,359    18,900,681

 Net income (loss)                                      0     1,274,859         0     (305,246)      969,613
 Partnership distributions                              0    (1,813,355)        0            0    (1,813,355)
 Class A conversion elections                      (1,751)      (14,903)    1,751       14,903             0
 Class B conversion elections                       9,963         2,016    (9,963)      (2,016)            0
                                                ---------    ----------   -------    ---------    ----------
BALANCE, December 31, 1999                      2,195,969   $18,056,939   304,031   $        0   $18,056,939
                                                =========    ==========   =======    =========    ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                         1999                1998                1997
                                                                   -------------         ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $   969,613         $   855,788         $   795,654
                                                                    -------------        ------------         -----------
 Adjustments to reconcile net income to net cash used in
  operating activities:
     Equity in income of joint ventures                                (1,050,106)           (928,000)           (856,710)
     Amortization of organization costs                                         0               1,563               6,250
     Changes in assets and liabilities:
       Prepaid expenses and other assets                                        0                   0               2,100
       Accounts payable and accrued expenses                                    0                   0              (4,500)
                                                                    -------------        ------------         -----------
         Total adjustments                                             (1,050,106)           (926,437)           (852,860)
                                                                    -------------        ------------         -----------
         Net cash used in operating activities                            (80,493)            (70,649)            (57,206)
                                                                    -------------        ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                             (13,943)           (135,602)           (310,759)
 Distributions received from joint ventures                             1,869,305           1,829,428           1,500,023
                                                                    -------------        ------------         -----------
         Net cash provided by investing activities                      1,855,362           1,693,826           1,189,264
                                                                    -------------        ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings              (41,177)                  0                   0
 Distributions to partners from accumulated earnings                   (1,724,137)         (1,745,626)         (1,452,803)
                                                                    -------------        ------------         -----------
         Net cash used in financing activities                         (1,765,314)         (1,745,626)         (1,452,803)
                                                                    -------------        ------------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        9,555            (122,449)           (320,745)

CASH AND CASH EQUIVALENTS, beginning of year                              145,888             268,337             589,082
                                                                    -------------        ------------         -----------
CASH AND CASH EQUIVALENTS, end of year                                $   155,443         $   145,888         $   268,337
                                                                    =============        ============         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Deferred project costs contributed to joint ventures               $       581         $     1,778         $    11,491
                                                                    =============        ============         ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.


                    (A Georgia Public Limited Partnership)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1999, 1998, AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund VI, L.P. (the "Partnership") is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units once every five years. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997, is computed based on the weighted average number of units outstanding during the period.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1999 were $932,216 and amounted to 3.7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in real estate assets at the joint ventures. Deferred project costs at December 31, 1999 and 1998 represent fees not yet applied to properties.

3.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998, as follows:

                                                                                   1999            1998
                                                                             -------------     -----------
          Fund V and VI Associates                                                $108,412        $ 98,669
          Fund V, VI, and  VII Associates                                           99,430          98,715
          Fund VI and VII Associates                                                56,972          29,672
          Fund VI, VII, and VIII Associates                                        140,117         128,335
          Fund I, II, II-OW, VI, and VII Associates--Cherokee                       20,175          16,013
          Fund II, III, VI, and VII Associates                                      67,170          56,330
                                                                              ------------      ----------
                                                                                  $492,276        $427,734
                                                                              ============     ===========

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $161,779, $124,660, and $170,646 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

4.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                    1998                             1998
                                                           --------------------------     ---------------------------
                                                              Amount        Percent         Amount          Percent
                                                           ------------   -----------     ------------    -----------
          Fund I, II, II-OW, VI, and VII
           Associates--Cherokee                              $   796,558      11%         $   844,160         11%
          Fund II, III, VI, and VII Associates                 1,569,430      26            1,682,380         26
          Fund V and VI Associates                             4,597,841      54            4,789,883         53
          Fund V, VI, and VII Associates                       2,963,015      42            3,113,259         42
          Fund VI and VII Associates                           2,398,436      44            2,511,074         44
          Fund VI, VII, and VIII Associates                    5,559,369      34            5,813,110         34
                                                             -----------                  -----------
                                                             $17,884,649                  $18,753,866
                                                             ===========                  ===========

The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                                      1999                1998
                                                                                  --------------       -------------
          Investment in joint ventures, beginning of year                            $18,753,866         $19,479,915
          Equity in income of joint ventures                                           1,050,106             928,000
          Contributions to joint ventures                                                 14,524             137,380
          Distributions from joint ventures                                           (1,933,847)         (1,791,429)
                                                                                     -----------         -----------
          Investment in joint ventures, end of year                                  $17,884,649         $18,753,866
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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets
                                                                              1999             1998
                                                                           -----------      -----------
Real estate assets, at cost:
Land                                                                       $ 1,219,704      $ 1,219,704
 Building and improvements, less accumulated depreciation of
  $3,165,778 in 1999 and $2,717,809 in 1998                                  6,067,174        6,500,995
                                                                           -----------      -----------
       Total real estate assets                                              7,286,878        7,720,699
Cash and cash equivalents                                                      206,540          222,814
Accounts receivable                                                             27,703           35,517
Prepaid expenses and other assets                                               89,846           90,979
                                                                           -----------      -----------
       Total assets                                                        $ 7,610,967      $ 8,070,009
                                                                           ===========      ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                     $    34,857      $   107,129
 Partnership distributions payable                                             192,184          130,838
 Due to affiliates                                                             122,272          109,267
                                                                           -----------      -----------
       Total liabilities                                                       349,313          347,234
                                                                           -----------      -----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,618,133        1,741,492
 Fund II and II-OW                                                           4,053,105        4,295,663
 Wells Real Estate Fund VI                                                     796,558          844,160
 Wells Real Estate Fund VII                                                    793,858          841,460
                                                                           -----------      -----------
       Total partners' capital                                               7,261,654        7,722,775
                                                                           -----------      -----------
       Total liabilities and partners' capital                             $ 7,610,967      $ 8,070,009
                                                                           ===========      ===========

               Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                 1999          1998          1997
                                                               --------     ----------   -----------
Revenues:
 Rental income                                                 $ 945,222    $  909,831   $   880,652
 Interest income                                                      68            84            67
                                                               ---------    ----------   -----------
                                                                 945,290       909,915       880,719
                                                               ---------    ----------   -----------
Expenses:
 Depreciation                                                    447,969       444,660       440,882
 Operating costs, net of reimbursements                           37,583        35,715        70,017
 Partnership administration                                       24,882        22,934        26,260
 Management and leasing fees                                      94,149        82,517        78,046
 Legal and accounting                                              5,624         7,363         9,385
 Bad debt expense                                                      0        18,664             0
 Loss on real estate assets                                            0             0        32,632
                                                                 610,207       611,853       657,222
                                                               ---------    ----------   -----------
Net income                                                     $ 335,083    $  298,062   $   223,497
                                                               =========    ==========   ===========
Net income allocated to Wells Real Estate Fund I               $  80,496    $   71,604   $    53,691
                                                               =========    ==========   ===========
Net income allocated to Fund II and II-OW                      $ 182,825    $ $162,626   $   121,942
                                                               =========    ==========   ===========
Net income allocated to Wells Real Estate Fund VI              $  35,881    $   31,916   $    23,932
                                                               =========    ==========   ===========
Net income allocated to Wells Real Estate Fund VII             $  35,881    $   31,916   $    23,932
                                                               =========    ==========   ===========

               Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                Wells Real     Fund II    Wells Real   Wells Real      Total
                                                  Estate         and        Estate       Estate      Partners'
                                                  Fund I        II-OW       Fund VI     Fund VII      Capital
                                                ----------   ----------    ---------   ----------   ----------
Balance, December 31, 1996                      $1,970,363   $4,746,274    $ 932,597    $ 929,897   $8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ==========   ==========    =========    =========   ==========
Balance, December 31, 1997                       1,863,173    4,536,781      891,482      888,782    8,180,218
 Net income                                         71,604      162,626       31,916       31,916      298,062
 Partnership distributions                        (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                                ----------   ----------    --------     ---------   ----------
Balance, December 31, 1998                       1,741,492    4,295,663      844,160      841,460    7,722,775
 Net income                                         80,496      182,825       35,881       35,881      335,083
 Partnership distributions                        (203,855)    (425,383)     (83,483)     (83,483)    (796,204)
                                                ----------   ----------    ---------    ---------   ----------
Balance, December 31, 1999                      $1,618,133   $4,053,105    $ 796,558     $793,858   $7,261,654
                                                ==========   ==========    =========    =========   ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999              1998              1997
                                                                         ------------     -------------      ------------
Cash flows from operating activities:
 Net income                                                               $   335,083       $   298,062         $ 223,497
                                                                         ------------      ------------        ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             447,969           444,660           440,882
     Loss on real estate assets                                                     0                 0            32,632
     Changes in assets and liabilities:
       Accounts receivable                                                      7,814            56,999             1,386
       Prepaid expenses and other assets                                        1,133             8,890           (21,342)
       Accounts payable and accrued expenses                                  (72,272)           70,278            13,721
       Due to affiliates                                                       13,005            15,327            15,565
                                                                         ------------      ------------        ----------
          Total adjustments                                                   397,649           596,154           482,844
                                                                         ------------      ------------        ----------
          Net cash provided by operating activities                           732,732           894,216           706,341
Cash flows from investing activities:                                    ------------      ------------        ----------
 Investment in real estate                                                    (14,148)           (5,771)          (83,424)
Cash flows from financing activities:                                    ------------      ------------        ----------
 Distributions to joint venture partners                                     (734,858)         (818,790)         (541,104)
                                                                         ------------      ------------        ----------
Net (decrease) increase in cash and cash equivalents                          (16,274)           69,655            81,813
Cash and cash equivalents, beginning of year                                  222,814           153,159            71,346
                                                                         ------------      ------------        ----------
Cash and cash equivalents, end of year                                    $   206,540       $   222,814         $ 153,159
                                                                         ============      ============        ==========

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

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets
                                                                         1999             1998
                                                                     -----------      -----------
Real estate assets, at cost:
 Land                                                                 $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $1,299,227 in 1999 and $884,062 in 1998                              4,418,932        4,773,062
 Construction in progress                                                      0           41,263
                                                                     -----------      -----------
       Total real estate assets                                        5,744,174        6,139,567
Cash and cash equivalents                                                189,404          308,788
Accounts receivable                                                      162,464          111,460
Prepaid expenses and other assets                                        213,443          233,965
                                                                     -----------      -----------
       Total assets                                                   $6,309,485       $6,793,780
                                                                     ===========      ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                $   87,926       $  192,072
 Partnership distributions payable                                       250,075          209,716
                                                                     -----------      -----------
                                                                         338,001          401,788
                                                                     -----------      -----------
Partners' capital:
 Fund II and III Associates                                            1,406,591        1,507,807
 Wells Real Estate Fund VI                                             1,569,430        1,682,380
 Wells Real Estate Fund VII                                            2,995,463        3,201,805
                                                                      ----------      -----------
       Total partners' capital                                         5,971,484        6,391,992
                                                                      ----------      -----------
       Total liabilities and partners' capital                        $6,309,485       $6,793,780
                                                                      ==========      ===========

                      Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                             1999          1998         1997
                                                           ---------    ---------    ---------
Revenues:
 Rental income                                              $953,952      $872,978     $679,268
 Other income                                                 23,843        36,000            0
                                                           ---------     ---------    ---------
                                                             977,795       908,978      679,268
                                                           ---------     ---------    ---------
Expenses:
 Depreciation                                                415,165       376,290      325,974
 Operating costs, net of reimbursements                       68,691        85,983      122,261
 Management and leasing fees                                 129,798        97,701       99,834
 Legal and accounting                                          4,952         6,509        4,885
 Partnership administration                                   19,891        14,926       17,321
 Computer costs                                                    0             0          228
                                                           ---------     ---------    ---------
                                                             638,497       581,409      570,503
                                                           ---------     ---------    ---------
Net income                                                  $339,298      $327,569     $108,765
                                                           =========     =========    =========
Net income allocated to Fund II and III Associates          $ 81,669      $ 78,791     $ 27,213
                                                           =========     =========    =========
Net income allocated to Wells Real Estate Fund VI           $ 91,135      $ 87,914     $ 28,409
                                                           =========     =========    =========
Net income allocated to Wells Real Estate Fund VII          $166,494      $160,864     $ 53,143
                                                           =========     =========    =========


                      Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                     Fund II             Wells           Wells Real            Total
                                                     and III          Real Estate          Estate            Partners'
                                                   Associates           Fund VI           Fund VII            Capital
                                                  -----------        ------------       -----------        -----------
Balance, December 31, 1996                         $1,690,244         $1,759,947         $3,292,551         $6,742,742
 Partnership contributions                                  0            116,675            121,576            238,251
 Partnership distributions                           (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                            27,213             28,409             53,143            108,765
                                                  -----------        -----------        -----------        -----------
Balance, December 31, 1997                          1,608,215          1,789,811          3,252,856          6,650,882
 Partnership contributions                                  0              4,600            154,049            158,649
 Partnership distributions                           (179,199)          (199,945)          (365,964)          (745,108)
 Net income                                            78,791             87,914            160,864            327,569
                                                  -----------        -----------        -----------        -----------
Balance, December 31, 1998                          1,507,807          1,682,380          3,201,805          6,391,992
 Partnership distributions                           (182,885)          (204,085)          (372,836)          (759,806)
 Net income                                            81,669             91,135            166,494            339,298
                                                  -----------        -----------        -----------        -----------
Balance, December 31, 1999                         $1,406,591         $1,569,430         $2,995,463         $5,971,484
                                                  ===========        ===========        ===========        ===========

                      Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999            1998         1997
                                                                         -----------    ----------    ----------
Cash flows from operating activities:
 Net income                                                                $ 339,298     $ 327,569     $ 108,765
                                                                          ----------    ----------    ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            415,165       376,290       325,974
     Changes in assets and liabilities:
       Accounts receivable                                                   (51,004)      (56,936)       12,810
       Prepaid expenses and other assets                                      20,522        35,603      (123,748)
       Accounts payable and accrued expenses                                (104,146)       21,296       (34,194)
                                                                          ----------    ----------    ----------
         Total adjustments                                                   280,537       376,253       180,842
                                                                          ----------    ----------    ----------
         Net cash provided by operating activities                           619,835       703,822       289,607
                                                                          ----------    ----------    ----------
Cash flows from investing activities:
 Investment in real estate                                                   (19,772)     (102,122)     (620,059)
                                                                          ----------    ----------    ----------
Cash flows from financing activities:
 Contributions from joint venture partners                                         0       154,996       230,699
 Distributions to joint venture partners                                    (719,447)     (667,299)     (356,559)
                                                                          ----------    ----------    ----------
         Net cash used in financing activities                              (719,447)     (512,303)     (125,860)
                                                                          ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents                        (119,384)       89,397      (456,312)
Cash and cash equivalents, beginning of year                                 308,788       219,391       675,703
                                                                          ----------    ----------    ----------
Cash and cash equivalents, end of year                                     $ 189,404     $ 308,788     $ 219,391
                                                                          ==========    ==========    ==========
Supplemental disclosure of noncash activities:
 Deferred project costs contributed to joint venture                       $       0     $   3,653     $   7,552
                                                                          ==========    ==========    ==========

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

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets
                                                                       1999              1998
                                                                    -----------      -----------
Real estate assets, at cost:
 Land                                                                $1,622,733       $1,622,733
 Building and improvements, less accumulated depreciation of
  $1,975,721 in 1999 and $1,578,728 in 1998                           6,807,975        7,186,970
 Construction in progress                                                     0            9,763
                                                                    -----------      -----------
       Total real estate assets                                       8,430,708        8,819,466
Cash and cash equivalents                                               177,657          213,183
Accounts receivable                                                     135,229           96,830
Prepaid expenses and other assets                                        55,274           49,599
                                                                    -----------      -----------
       Total assets                                                  $8,798,868       $9,179,078
                                                                    ===========      ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                    $   18,294       $   16,477
 Partnership distributions payable                                      200,259          206,141
 Due to affiliates                                                        1,775            6,809
                                                                    -----------      -----------
       Total liabilities                                                220,328          229,427
                                                                    -----------      -----------
Partners' capital:
 Wells Real Estate Fund V                                             3,980,699        4,159,768
 Wells Real Estate Fund VI                                            4,597,841        4,789,883
                                                                    -----------      -----------
       Total partners' capital                                        8,578,540        8,949,651
                                                                    -----------      -----------
       Total liabilities and partners' capital                       $8,798,868       $9,179,078
                                                                    ===========      ===========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                              1999           1998         1997
                                                            ----------     --------    ---------
Revenues:
 Rental income                                              $1,028,611    $ 953,275    $ 953,007
Expenses:
 Depreciation                                                  396,993      394,003      388,387
 Operating costs, net of reimbursements                         30,325       19,566       39,492
 Management and leasing fees                                    65,167       57,368       65,612
 Legal and accounting                                            7,400        9,107       24,941
 Partnership administration                                     17,194       14,012       10,425
 Bad debt recovery                                                   0            0      (22,115)
                                                           -----------   ----------   ----------
                                                               517,079      494,056      506,742
                                                           -----------   ----------   ----------
Net income                                                  $  511,532    $ 459,219    $ 446,265
                                                           ===========   ==========   ==========
Net income allocated to Wells Real Estate Fund V            $  237,527    $ 213,630    $ 208,783
                                                           ===========   ==========   ==========
Net income allocated to Wells Real Estate Fund VI           $  274,005    $ 245,589    $ 237,482
                                                           ===========   ==========   ==========

                            Fund V and VI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                       Wells Real        Wells Real           Total
                                         Estate            Estate           Partners'
                                         Fund V           Fund VI            Capital
                                      -------------     -------------     -------------
Balance, December 31, 1996               $4,523,919        $5,006,236        $9,530,155
 Net income                                 208,783           237,482           446,265
 Partnership contributions                        0           190,197           190,197
 Partnership distributions                 (390,378)         (443,939)         (834,317)
                                        -----------       -----------       -----------
Balance, December 31, 1997                4,342,324         4,989,976         9,332,300
 Net income                                 213,630           245,589           459,219
 Partnership contributions                        0             9,762             9,762
 Partnership distributions                 (396,186)         (455,444)         (851,630)
                                        -----------       -----------       -----------
Balance, December 31, 1998                4,159,768         4,789,883         8,949,651
 Net income                                 237,527           274,005           511,532
 Partnership contributions                        0            14,524            14,524
 Partnership distributions                 (416,596)         (480,571)         (897,167)
                                        -----------       -----------       -----------
Balance, December 31, 1999               $3,980,699        $4,597,841        $8,578,540
                                        ===========       ===========       ===========

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                             1999              1998              1997
                                                                           ----------       -----------       -----------
Cash flows from operating activities:
 Net income                                                                 $ 511,532         $ 459,219         $ 446,265
                                                                           ----------       -----------       -----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             396,993           394,003           388,387
     Changes in assets and liabilities:
       Accounts receivable                                                    (38,399)           13,052            10,140
       Prepaid expenses and other assets                                       (5,675)            6,403            (1,033)
       Accounts payable                                                         1,817             9,084            (7,867)
       Due to affiliates                                                       (5,034)           (2,848)            4,120
                                                                           ----------       -----------       -----------
         Total adjustments                                                    349,702           419,694           393,747
                                                                           ----------       -----------       -----------
         Net cash provided by operating activities                            861,234           878,913           840,012
                                                                           ----------       -----------       -----------
Cash flows from investing activities:
 Investment in real estate                                                     (8,235)                0          (185,123)
                                                                           ----------       -----------       -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                     14,524                 0           190,197
 Distributions to joint venture partners                                     (903,049)         (911,028)         (757,231)
                                                                           ----------       -----------       -----------
         Net cash used in financing activities                               (888,525)         (911,028)         (567,034)
                                                                           ----------       -----------       -----------
Net (decrease) increase in cash and cash equivalents                          (35,526)          (32,115)           87,855
Cash and cash equivalents, beginning of year                                  213,183           245,298           157,443
                                                                           ----------       -----------       -----------
Cash and cash equivalents, end of year                                      $ 177,657         $ 213,183         $ 245,298
                                                                           ==========       ===========       ===========

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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998


                                    Assets

                                                                              1999              1998
                                                                             -------           -------
Real estate assets, at cost:
 Land                                                                       $  314,591       $  314,591
 Building and improvements, less accumulated depreciation of
  $1,706,784 in 1999 and $1,356,199 in 1998                                  6,661,120        7,011,705
                                                                          ------------     ------------
       Total real estate assets                                              6,975,711        7,326,296
Cash and cash equivalents                                                      235,250          235,991
Due from affiliates                                                              2,450                0
Accounts receivable                                                            112,645          121,594
                                                                          ------------     ------------
       Total assets                                                         $7,326,056       $7,683,881
                                                                          ============     ============

                       Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                          $  237,700       $  235,990
 Due to affiliates                                                               4,506            4,864
                                                                          ------------     ------------
       Total liabilities                                                       242,206          240,854
                                                                          ------------     ------------
Partners' capital:
 Wells Real Estate Fund V                                                    1,165,776        1,224,896
 Wells Real Estate Fund VI                                                   2,963,015        3,113,259
 Wells Real Estate Fund VII                                                  2,955,059        3,104,872
                                                                          ------------     ------------
       Total partners' capital                                               7,083,850        7,443,027
                                                                          ------------     ------------
       Total liabilities and partners' capital                              $7,326,056       $7,683,881
                                                                          ============     ============

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                    1999       1998       1997
                                                                                  --------  ---------  ----------
Revenues:
 Rental income                                                                     $971,051   $971,447   $968,219
                                                                                 ----------   ---------  --------
Expenses:
 Depreciation                                                                       350,585    350,585    350,585
 Management and leasing fees                                                         39,659     34,632     39,671
 Legal and accounting                                                                 5,750      3,450      5,690
 Partnership administration                                                          12,302      7,439      3,878
 Computer costs                                                                           0          0        107
 Operating costs                                                                      1,389      1,372      2,230
                                                                                 ----------   ---------  --------
                                                                                    409,685    397,478    402,161
                                                                                 ----------   ---------  --------
Net income                                                                         $561,366   $573,969   $566,058
                                                                                 ==========   =========  ========

Net income allocated to Wells Real Estate Fund V                                   $ 92,401   $ 94,475   $ 93,173
                                                                                 ==========   =========  ========

Net income allocated to Wells Real Estate Fund VI                                  $234,819   $240,091   $236,782
                                                                                 ==========   =========  ========

Net income allocated to Wells Real Estate Fund VII                                 $234,146   $239,403   $236,103
                                                                                 ==========   =========  ========

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                   Wells Real         Wells Real         Wells Real            Total
                                                     Estate             Estate             Estate            Partners'
                                                     Fund V             Fund VI           Fund VII            Capital
                                                ----------------   ----------------   ----------------  -----------------
Balance, December 31, 1996                            $1,343,590         $3,414,896         $3,405,643         $8,164,129
 Net income                                               93,173            236,782            236,103            566,058
 Partnership distributions                              (152,896)          (388,557)          (387,442)          (928,895)
                                                ----------------   ----------------   ----------------  -----------------
Balance, December 31, 1997                             1,283,867          3,263,121          3,254,304          7,801,292
 Net income                                               94,475            240,091            239,403            573,969
 Partnership distributions                              (153,446)          (389,953)          (388,835)          (932,234)
                                                ----------------   ----------------   ----------------  -----------------
Balance, December 31, 1998                             1,224,896          3,113,259          3,104,872          7,443,027
 Net income                                               92,401            234,819            234,146            561,366
 Partnership distributions                              (151,521)          (385,063)          (383,959)          (920,543)
                                                ----------------   ----------------   ----------------  -----------------
Balance, December 31, 1999                            $1,165,776         $2,963,015         $2,955,059         $7,083,850
                                                ================   ================   ================  =================

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999              1998              1997
                                                                      ---------------    --------------    --------------
Cash flows from operating activities:
 Net income                                                                 $ 561,366         $ 573,969         $ 566,058
                                                                      ---------------    --------------    --------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             350,585           350,585           350,585
     Changes in assets and liabilities:
       Accounts receivable                                                      8,949             8,983            11,781
       Due from affiliates                                                     (2,450)                0                 0
       Due to affiliates                                                         (358)           (1,302)              471
                                                                      ---------------    --------------    --------------
         Total adjustments                                                    356,726           358,266           362,837
                                                                      ---------------    --------------    --------------
         Net cash provided by operating activities                            918,092           932,235           928,895
Cash flows from financing activities:
 Distributions to joint venture partners                                     (918,833)         (927,476)         (911,808)
                                                                      ---------------    --------------    --------------
Net (decrease) increase in cash and cash equivalents                             (741)            4,759            17,087
Cash and cash equivalents, beginning of year                                  235,991           231,232           214,145
                                                                      ---------------    --------------    --------------
Cash and cash equivalents, end of year                                      $ 235,250         $ 235,991         $ 231,232
                                                                      ===============    ==============    ==============

Fund VI and VII Associates


On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center property, located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center property is comprised of two separate outparcel buildings totaling approximately 18,500 square feet. One of the outparcel buildings began operations during 1995. The other outparcel began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion consists of a multi-tenant shopping center containing approximately 29,000 square feet.

During 1997 and 1998, both the Partnership and Fund VII made contributions to Fund VI and VII Associates, and during 1996, Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI and VII Associates:

                           Fund VI and VII Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets

                                                                              1999             1998
                                                                           -----------      -----------
Real estate assets, at cost:
 Land                                                                       $1,812,447       $1,812,447
 Building and improvements, less accumulated depreciation of
  $832,798 in 1999 and $597,207 in 1998                                      3,485,011        3,720,105
                                                                           -----------      -----------
       Total real estate assets                                              5,297,458        5,532,552
Cash and cash equivalents                                                      113,621           60,259
Accounts receivable                                                            126,982          133,134
Prepaid expenses and other assets                                              115,743          130,683
                                                                           -----------      -----------
       Total assets                                                         $5,653,804       $5,856,628
                                                                           ===========      ===========


                       Liabilities and Partners' Capital


Liabilities:
 Accounts payable                                                           $   35,235       $   37,400
 Partnership distributions payable                                             130,366           67,943
 Due to affiliates                                                                   0            5,338
                                                                           -----------      -----------
       Total liabilities                                                       165,601          110,681
                                                                           -----------      -----------
Partners' capital:
 Wells Real Estate Fund VI                                                   2,398,436        2,511,074
 Wells Real Estate Fund VII                                                  3,089,767        3,234,873
                                                                           -----------      -----------
       Total partners' capital                                               5,488,203        5,745,947
                                                                           -----------      -----------
       Total liabilities and partners' capital                              $5,653,804       $5,856,628
                                                                           ===========      ===========

                           Fund VI and VII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                      1999       1998        1997
                                                                                   ---------  ----------  ---------
Revenues:
 Rental income                                                                      $624,453    $532,410   $485,346
                                                                                   ---------  ----------  ---------
Expenses:
 Depreciation                                                                        235,591     232,896    198,616
 Operating costs, net of reimbursements                                               (9,718)     36,099     19,833
 Management and leasing fees                                                          80,064      77,242     55,990
 Partnership administration                                                           33,090      22,119     20,803
 Legal and accounting                                                                 15,247      26,676     21,622
 Bad debt expense                                                                          0      78,689          0
                                                                                   ---------  ----------  ---------
                                                                                     354,274     473,721    316,864
                                                                                   ---------  ----------  ---------
Net income                                                                          $270,179    $ 58,689   $168,482
                                                                                   =========  ==========  =========

Net income allocated to Wells Real Estate Fund VI                                   $118,073    $ 25,308   $ 71,983
                                                                                   =========  ==========  =========

Net income allocated to Wells Real Estate Fund VII                                  $152,106    $ 33,381   $ 96,499
                                                                                   =========  ==========  =========

                           Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                          Wells Real        Wells Real           Total
                                                            Estate            Estate           Partners'
                                                           Fund VI           Fund VII           Capital
                                                        --------------    --------------    --------------
Balance, December 31, 1996                                  $2,548,699        $3,410,542        $5,959,241
 Net income                                                     71,983            96,499           168,482
 Partnership contributions                                      15,378            52,528            67,906
 Partnership distributions                                    (148,617)         (199,304)         (347,921)
                                                        --------------    --------------    --------------
Balance, December 31, 1997                                   2,487,443         3,360,265         5,847,708
 Net income                                                     25,308            33,381            58,689
 Partnership contributions                                     123,018             5,291           128,309
 Partnership distributions                                    (124,695)         (164,064)         (288,759)
                                                        --------------    --------------    --------------
Balance, December 31, 1998                                   2,511,074         3,234,873         5,745,947
 Net income                                                    118,073           152,106           270,179
 Partnership distributions                                    (230,711)         (297,212)         (527,923)
                                                        --------------    --------------    --------------
Balance, December 31, 1999                                  $2,398,436        $3,089,767        $5,488,203
                                                        ==============    ==============    ==============

                          Funds VI and VII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999              1998              1997
                                                                       --------------    --------------     --------------
Cash flows from operating activities:
 Net income                                                                 $ 270,179         $  58,689         $ 168,482
                                                                       --------------    --------------     --------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             235,591           232,896           198,616
     Changes in assets and liabilities:
       Accounts receivable                                                      6,152            58,720           (98,688)
       Prepaid expenses and other assets                                       14,940               844           (48,821)
       Accounts payable                                                        (2,165)          (27,644)           26,509
       Due to affiliates                                                       (5,338)              732             2,194
                                                                       --------------    --------------     --------------
         Total adjustments                                                    249,180           265,548            79,810
                                                                       --------------    --------------     --------------
         Net cash provided by operating activities                            519,359           324,237           248,292
                                                                       --------------    --------------     --------------
Cash flows from investing activities:
 Decrease in construction payables                                                  0           (30,000)          (35,000)
 Investment in real estate                                                       (497)          (83,957)         (455,042)
                                                                       --------------    --------------     --------------
         Net cash used in investing activities                                   (497)         (113,957)         (490,042)
                                                                       --------------    --------------     --------------
Cash flows from financing activities:
 Contributions from joint venture partners                                          0           128,309            67,906
 Distributions to joint venture partners                                     (465,500)         (312,251)         (297,959)
                                                                       --------------    --------------     --------------
         Net cash used in financing activities                               (465,500)         (183,942)         (230,053)
                                                                       --------------    --------------     --------------
Net increase (decrease) in cash and cash equivalents                           53,362            26,338          (471,803)
Cash and cash equivalents, beginning of year                                   60,259            33,921           505,724
                                                                       --------------    --------------     --------------
Cash and cash equivalents, end of year                                      $ 113,621         $  60,259         $  33,921
                                                                       ==============    ==============     ==============

Fund VI, VII, and VIII Associates


On April 17, 1995, the Partnership entered into a joint venture with Fund VII and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center was developed and was substantially complete at December 31, 1997.

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

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998


                                     Assets

                                                                             1999               1998
                                                                       ---------------    ---------------
Real estate assets, at cost:
 Land                                                                      $ 4,461,819        $ 4,461,819
 Building and improvements, less accumulated depreciation of
  $2,315,750 in 1999 and $1,613,865 in 1998                                 10,657,052         11,276,322
 Construction in progress                                                            0             17,866
                                                                       ---------------    ---------------
       Total real estate assets                                             15,118,871         15,756,007
Cash and cash equivalents                                                      736,202            800,321
Accounts receivable                                                            255,221            183,952
Prepaid expenses and other assets                                              545,816            633,589
                                                                       ---------------    ---------------
       Total assets                                                        $16,656,110        $17,373,869
                                                                       ===============    ===============


                       Liabilities and Partners' Capital


Liabilities:
 Accounts payable                                                          $    84,159        $    52,026
 Partnership distributions payable                                             324,100            339,696
 Due to affiliates                                                              16,281              9,735
                                                                       ---------------    ---------------
       Total liabilities                                                       424,540            401,457
                                                                       ---------------    ---------------
Partners' capital:
 Wells Real Estate Fund VI                                                   5,559,369          5,813,110
 Wells Real Estate Fund VII                                                  5,420,549          5,667,955
 Wells Real Estate Fund VIII                                                 5,251,652          5,491,347
                                                                       ---------------    ---------------
       Total partners' capital                                              16,231,570         16,972,412
                                                                       ---------------    ---------------
       Total liabilities and partners' capital                             $16,656,110        $17,373,869
                                                                       ===============    ===============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                   1999         1998         1997
                                                                                 ----------  ----------- ------------
Revenues:
Rental income                                                                    $2,294,016   $2,258,971   $2,087,588
 Interest income                                                                     14,937       25,416       19,464
 Other income                                                                           360        9,373          360
                                                                                 ----------  ----------- ------------
                                                                                  2,309,313    2,293,760    2,107,412
                                                                                 ----------  ----------- ------------
Expenses:
 Depreciation                                                                       701,885      688,759      634,699
Operating costs, net of reimbursements                                              444,156      451,299      460,873
 Management and leasing fees                                                        259,352      251,587      232,765
 Legal and accounting                                                                10,286        9,205       15,934
 Partnership administration                                                          27,804       25,109       27,180
 Computer costs                                                                       1,043          128            0
                                                                                 ----------  ----------- ------------
                                                                                  1,444,526    1,426,087    1,371,451
                                                                                 ----------  ----------- ------------
Net income                                                                       $  864,787   $  867,673   $  735,961
                                                                                 ==========  =========== ============

Net income allocated to Wells Real Estate Fund VI                                $  296,193   $  297,181   $  258,122
                                                                                 ==========  =========== ============

Net income allocated to Wells Real Estate Fund VII                               $  288,796   $  289,760   $  251,676
                                                                                 ==========  =========== ============

Net income allocated to Wells Real Estate Fund VIII                              $  279,798   $  280,732   $  226,163
                                                                                 ==========  =========== ============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                  Wells Real         Wells Real         Wells Real            Total
                                                    Estate             Estate             Estate            Partners'
                                                    Fund VI           Fund VII           Fund VIII           Capital
                                                ---------------    ---------------    --------------     ----------------
Balance, December 31, 1996                           $6,268,458         $6,111,934         $4,849,380         $17,229,772
 Net income                                             258,122            251,676            226,163             735,961
 Partnership contributions                                    0                  0          1,055,900           1,055,900
 Partnership distributions                             (468,498)          (456,800)          (408,682)         (1,333,980)
                                                ---------------    ---------------     --------------     ---------------
Balance, December 31, 1997                            6,058,082          5,906,810          5,722,761          17,687,653
 Net income                                             297,181            289,760            280,732             867,673
 Partnership distributions                             (542,153)          (528,615)          (512,146)         (1,582,914)
                                                ---------------    ---------------     --------------     ---------------
Balance, December 31, 1998                            5,813,110          5,667,955          5,491,347          16,972,412
 Net income                                             296,193            288,796            279,798             864,787
 Partnership distributions                             (549,934)          (536,202)          (519,493)         (1,605,629)
                                                ---------------    ---------------     --------------     ---------------
Balance, December 31, 1999                           $5,559,369         $5,420,549         $5,251,652         $16,231,570
                                                ===============    ===============     ==============     ===============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                  1999                1998              1997
                                                                              -----------        ------------     -----------
Cash flows from operating activities:
 Net income                                                                   $   864,787         $   867,673     $   735,961
                                                                              -----------        ------------     -----------
 Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                                  701,885             688,759         634,699
    Changes in assets and liabilities:
      Accounts receivable                                                         (71,269)            (79,931)        (76,170)
      Prepaid expenses and other assets                                            87,773              79,225         (21,073)
      Accounts payable                                                             32,133               6,234           8,312
      Due to affiliates                                                             6,546               4,558           3,622
                                                                              -----------        ------------     -----------
        Total adjustments                                                         757,068             698,845         549,390
                                                                              -----------        ------------     -----------
        Net cash provided by operating activities                               1,621,855           1,566,518       1,285,351
                                                                              -----------        ------------     -----------
Cash flows from investing activities:
 Decrease in construction payables                                                      0             (55,000)       (110,795)
 Investment in real estate                                                        (64,749)           (140,590)       (828,992)
                                                                              -----------        ------------     -----------
        Net cash used in investing activities                                     (64,749)           (195,590)       (939,787)
                                                                              -----------        ------------     -----------
Cash flows from financing activities:
 Contributions received from joint venture partners                                     0                   0       1,000,000
 Distributions to joint venture partners                                       (1,621,225)         (1,629,608)     (1,216,246)
                                                                              -----------        ------------     -----------
        Net cash used in financing activities                                  (1,621,225)         (1,629,608)       (216,246)
                                                                              -----------        ------------     -----------
Net (decrease) increase in cash and cash equivalents                              (64,119)           (258,680)        129,318
Cash and cash equivalents, beginning of year                                      800,321           1,059,001         929,683
                                                                              -----------        ------------     -----------
Cash and cash equivalents, end of year                                        $   736,202         $   800,321     $ 1,059,001
                                                                              ===========        ============     ===========
Supplemental disclosure of noncash items:
 Deferred project costs contributed to joint venture                          $         0         $         0     $    55,900
                                                                              ===========        ============     ===========

5.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                               1999              1998              1997
                                                          --------------    --------------    --------------
Financial statement net income                                $  969,613        $  855,788        $  795,654
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting                  392,268           383,393           352,316
    purposes in excess of amounts for income tax
    purposes
   Expenses deductible when paid for income tax                    4,985             2,915             4,088
    purposes, accrued for financial reporting purposes
   Rental income accrued for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                     (44,181)          (35,128)          (60,288)
                                                          --------------    --------------    --------------
Income tax basis net income                                   $1,322,685        $1,206,968        $1,091,770
                                                          ==============    ==============    ==============

The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                    1999                1998                1997
                                                              ----------------    ----------------    ----------------
Financial statement partners' capital                              $18,056,939         $18,900,681         $19,785,673
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes             1,428,863           1,036,595             653,202
    in excess of amounts for income tax purposes
   Joint venture change in ownership                                     8,730               8,730               8,730
   Capitalization of syndication costs for income tax                3,655,694           3,655,694           3,655,694
    purposes, which are accounted for as cost of capital
    for financial reporting purposes
   Accumulated rental income accrued for financial                    (269,447)           (225,266)           (190,138)
    reporting purposes in excess of amounts for income tax
    purposes
   Accumulated expenses deductible when paid for income                 34,047              29,062              26,147
    tax purposes, accrued for financial reporting purposes
   Partnership's distributions payable                                 476,036             427,995             432,841
                                                              ----------------    ----------------    ----------------
Income tax basis partners' capital                                 $23,390,862         $23,833,491         $24,372,149
                                                              ================    ================    ================

6.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $ 2,268,350
             2001                                             1,803,612
             2002                                             1,609,291
             2003                                             1,472,576
             2004                                             1,370,185
          Thereafter                                          4,588,375
                                                            -----------
                                                            $13,112,389
                                                            ===========

     Three tenants contributed approximately 23%, 20%, and 13% of rental income. In addition, four tenants will contribute approximately 24%, 22%, 19%, and 12% of future minimum rental income.

     The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $   914,317
             2001                                               828,960
             2002                                               762,564
             2003                                               692,708
             2004                                               771,053
          Thereafter                                          3,847,339
                                                            -----------
                                                            $ 7,816,941
                                                            ===========

     One tenant contributed approximately 62% of rental income for the year ended December 31, 1999 and will contribute approximately 85% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $   901,595
             2001                                               847,296
             2002                                               469,628
             2003                                               197,540
             2004                                               175,331
          Thereafter                                            149,157
                                                            -----------
                                                            $ 2,740,547
                                                            ===========

     Three tenants contributed approximately 13%, 13%, and 11% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 29%, 14%, 14%, and 11% of future minimum rental income.

     The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $1,030,399
             2001                                              310,837
             2002                                              308,241
             2003                                              302,166
             2004                                              214,692
          Thereafter                                           195,862
                                                            ----------
                                                            $2,362,197
                                                            ==========

     Two tenants contributed approximately 77% and 13% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 31%, 28%, 27%, and 12% of future minimum rental income.

     The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $  980,000
             2001                                              980,000
             2002                                              990,000
             2003                                              990,000
             2004                                              990,000
          Thereafter                                         1,980,000
                                                            ----------
                                                            $6,910,000
                                                            ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $  462,265
             2001                                              423,279
             2002                                              337,097
             2003                                              259,812
             2004                                              243,388
          Thereafter                                           936,787
                                                            ----------
                                                            $2,662,628
                                                            ==========

     Two tenants contributed approximately 16% and 11% of rental income for the year ended December 31, 1999. In addition, three tenants will contribute approximately 40%, 25%, and 13% of future minimum rental income.

     The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $ 2,239,045
             2001                                             2,126,978
             2002                                             1,972,479
             2003                                             1,912,574
             2004                                             1,763,419
          Thereafter                                          8,130,020
                                                            -----------
                                                            $18,144,515
                                                            ===========

     Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 1999. In addition, two tenants will contribute approximately 51% and 39% of future minimum rental income.

7.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                           1999 Quarters Ended
                                                    --------------------------------------------------------------------
                                                    March 31          June 30            September 30        December 31
                                                    ---------         --------           ------------        -----------
Revenues                                            $ 252,748         $282,555           $    246,631        $   274,634
Net income                                            221,316          258,378                232,429            257,490
Net income allocated to Class A limited
 partners                                             452,565          332,375                232,429            257,490
Net loss allocated to Class B limited
 partners                                            (231,249)         (73,997)                     0                  0
Net income per weighted average Class A
 limited partner unit (a)                           $    0.21         $   0.15           $       0.11        $      0.12
Net loss per weighted average Class B
 limited partner unit (a)                               (0.74)           (0.24)                  0.00               0.00
Cash distribution per weighted average Class
 A limited partner unit                                  0.20             0.21                   0.21               0.22

               (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                           1999 Quarters Ended
                                                    --------------------------------------------------------------------
                                                    March 31          June 30            September 30        December 31
                                                    ---------        ---------           ------------        -----------
Revenues                                            $ 234,159        $ 239,416           $    228,124        $   237,820
Net income                                            215,590          215,061                210,217            214,920
Net income allocated to Class A limited
 partners                                             445,504          444,414                438,480            441,660
Net loss allocated to Class B limited
 partners                                            (229,914)        (229,353)              (228,263)          (226,740)
Net income per weighted average Class A
 limited partner unit (a)                           $    0.21        $    0.21           $       0.20        $      0.20
Net loss per weighted average Class B
 limited partner unit (a)                               (0.68)           (0.68)                 (0.74)             (0.73)
Cash distribution per weighted average Class
 A limited partner unit                                  0.20             0.20                   0.20               0.20

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Hartford Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                             THE HARTFORD BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                                               1999             1998
                                                                            ----------       ----------
REAL ESTATE ASSETS:
 Land                                                                       $  528,042       $  528,042
 Building and improvements, less accumulated depreciation of
  $1,544,791 in 1999 and $1,252,760 in 1998                                  5,257,650        5,549,681
                                                                            ----------       ----------
       Total real estate assets                                              5,785,692        6,077,723

CASH AND CASH EQUIVALENTS                                                      177,657          213,181

ACCOUNTS RECEIVABLE                                                             26,245           32,948
                                                                            ----------       ----------
       Total assets                                                         $5,989,594       $6,323,852
                                                                            ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Distributions payable partners                                             $  200,259       $  176,828
 Due to affiliate                                                              190,615           36,354
                                                                            ----------       ----------
       Total liabilities                                                       390,874          213,182
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund V, L.P.                                              2,950,666        3,188,522
 Wells Real Estate Fund VI, L.P.                                             2,648,054        2,922,148
                                                                            ----------       ----------
       Total partners' capital                                               5,598,720        6,110,670
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $5,989,594       $6,323,852
                                                                            ==========       ==========

     The accompanying notes are an integral part of these balance sheets.

                             THE HARTFORD BUILDING


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                    1999            1998            1997
                                                                  --------        --------        --------
REVENUES:
 Rental income                                                    $717,499        $717,499        $717,499
                                                                  --------        --------        --------
EXPENSES:
 Depreciation                                                      292,031         292,031         292,031
 Operating costs, net of reimbursements                              7,582           6,030         (19,184)
 Management and leasing fees                                        28,968          27,719          30,189
 Legal and accounting                                                3,700           4,500           9,201
                                                                  --------        --------        --------
                                                                   332,281         330,280         312,237
                                                                  --------        --------        --------
NET INCOME                                                        $385,218        $387,219        $405,262
                                                                  ========        ========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND V, L.P.            $178,741        $180,142        $189,812
                                                                  ========        ========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND VI, L.P.           $206,477        $207,077        $215,450
                                                                  ========        ========        ========

       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                       Wells Real          Wells Real         Total
                                         Estate              Estate         Partners'
                                      Fund V, L.P.        Fund VI, L.P.      Capital
                                      ------------        -------------     ----------
BALANCE, December 31, 1996            $  3,466,241        $   3,240,038     $6,706,279

 Net income                                189,812              215,450        405,262
 Distributions                            (329,294)            (374,431)      (703,725)
                                      ------------        -------------     ----------
BALANCE, December 31, 1997               3,326,759            3,081,057      6,407,816

 Net income                                180,142              207,077        387,219
 Distributions                            (318,379)            (365,986)      (684,365)
                                      ------------        -------------     ----------
BALANCE, December 31, 1998               3,188,522            2,922,148      6,110,670

 Net income                                178,741              206,477        385,218
 Distributions                            (416,597)            (480,571)      (897,168)
                                      ------------        -------------     ----------
BALANCE, December 31, 1999            $  2,950,666        $   2,648,054     $5,598,720
                                      ============        =============     ==========


       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                             1999               1998               1997
                                                                           ---------          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $ 385,218          $ 387,219         $ 405,262
                                                                           ---------          ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            292,031            292,031           292,031
     Changes in assets and liabilities:
       Accounts receivable                                                     6,703              6,700             6,700
       Due to affiliate                                                      154,261            (42,560)           90,681
                                                                           ---------          ---------         ---------
         Total adjustments                                                   452,995            256,171           389,412
                                                                           ---------          ---------         ---------
         Net cash provided by operating activities                           838,213            643,390           794,674

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                             (873,737)          (675,507)         (706,819)
                                                                           ---------          ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (35,524)           (32,117)           87,855

CASH AND CASH EQUIVALENTS, beginning of year                                 213,181            245,298           157,443
                                                                           ---------          ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                     $ 177,657          $ 213,181         $ 245,298
                                                                           =========          =========         =========

       The accompanying notes are an integral part of these statements.

                             THE HARTFORD BUILDING



                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut. The building is owned by Fund V and Fund VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). Fund V own 46% of Hartford and Fund VI owns 54% of Hartford at December 31, 1999 and 1998. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 1999.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Hartford is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Hartford considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to Hartford under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                           $  724,200
             2001                                              724,200
             2002                                              724,200
             2003                                              663,850
                                                            ----------
                                                            $2,836,450
                                                            ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

3.   RELATED-PARTY TRANSACTIONS

     Fund V and Fund VI Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund V and Fund VI Associates. In consideration for supervising the management of Hartford, Fund V and Fund VI Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Hartford incurred management and leasing fees of $28,968, $27,719, and $30,189 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Hartford and its partners. In the normal course of business, Hartford and its partners may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                    Initial Cost             Costs of
                                                           ------------------------------
                                                                         Buildings and      Capitalized
   Description                   Ownership   Encumbrances     Land       Improvements      Improvements
----------------------------    ----------- -------------- -----------  -----------------  --------------
HARTFORD BUILDING (a)                54%        None       $  528,042      $ 6,775,574     $     26,867

STOCKBRIDGE VILLAGE II (b)           54         None        1,095,219                0        1,980,727

MARATHON BUILDING (c)                42         None          314,591        8,367,904                0

STOCKBRIDGE VILLAGE III (d)          44         None        1,015,674                0        1,994,829

STOCKBRIDGE VILLAGE I
  EXPANSION (e)                      44         None          712,234                0        2,407,022

880 PROPERTY (f)                     27         None        1,325,242                0        5,718,159

BELLSOUTH PROPERTY (g)               34         None        1,244,256                0        7,425,154

TANGLEWOOD COMMONS (h)               34         None        3,020,040                0        5,745,172

CHEROKEE COMMONS (i)                 10         None        1,142,663        6,462,837        2,847,156
                                                          -----------      -----------     ------------
       Total                                              $10,397,961      $21,606,315     $ 28,145,086
                                                          ===========      ===========     ============

                                             Gross Amount at Which Carried at December 31, 1999
                                       ------------------------------------------------------------------
                                                        Buildings and      Construction
   Description                            Land          Improvements       in Progress         Total
----------------------------           ------------  -----------------  -----------------  --------------
HARTFORD BUILDING (a)                  $   528,042      $ 6,802,441             $0           $ 7,330,483

STOCKBRIDGE VILLAGE II (b)               1,094,691        1,981,255              0             3,075,946

MARATHON BUILDING (c)                      314,591        8,367,904              0             8,682,495

STOCKBRIDGE VILLAGE III (d)              1,062,720        1,947,783              0             3,010,503

STOCKBRIDGE VILLAGE I
  EXPANSION (e)                            749,727        2,369,529              0             3,119,256

880 PROPERTY (f)                         1,325,242        5,718,159              0             7,043,401

BELLSOUTH PROPERTY (g)                   1,301,890        7,367,520              0             8,669,410

TANGLEWOOD COMMONS (h)                   3,159,928        5,605,284              0             8,765,212

CHEROKEE COMMONS (i)                     1,219,704        9,232,952              0            10,452,656
                                       ------------  -----------------  -----------------  --------------
       Total                           $10,756,535      $49,392,827             $0           $60,149,362
                                       ============  =================  =================  ==============

                                                                                        Life on Which
                                         Accumulated         Date of         Date        Depreciation
   Description                           Depreciation     Construction     Acquired     Is Computed(j)
----------------------------          -----------------  ---------------  -----------  ----------------
HARTFORD BUILDING (a)                    $ 1,544,791          1981          12/29/93    20 to 25 years

STOCKBRIDGE VILLAGE II (b)                   430,929          1994          11/12/94    20 to 25 years

MARATHON BUILDING (c)                      1,706,784          1991          09/16/94    20 to 25 years

STOCKBRIDGE VILLAGE III (d)                  376,556          1995          04/07/94    20 to 25 years

STOCKBRIDGE VILLAGE I
  EXPANSION (e)                              455,745          1996          06/07/95    20 to 25 years

880 PROPERTY (f)                           1,299,227          1996          01/31/90    20 to 25 years

BELLSOUTH PROPERTY (g)                     1,624,828          1996          04/25/95    20 to 25 years

TANGLEWOOD COMMONS (h)                       690,922          1997          05/31/95    20 to 25 years

CHEROKEE COMMONS (i)                       3,165,778          1986          06/09/87    20 to 25 years
                                      -----------------
       Total                             $11,295,560
                                      =================

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

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999



                                                                 Accumulated
                                                     Cost        Depreciation
                                                  -----------  ----------------
BALANCE AT DECEMBER 31, 1996                      $57,518,842    $ 3,936,743

 1997 additions                                     2,236,092      2,339,142
 1997 deductions                                      (47,840)       (15,208)
                                                  -----------  ----------------
BALANCE AT DECEMBER 31, 1997                       59,707,094      6,260,677

 1998 additions                                       333,473      2,406,187
                                                  -----------  ----------------
BALANCE AT DECEMBER 31, 1998                       60,040,567      8,666,864

 1999 additions                                       108,795      2,628,696
                                                  -----------  ----------------
BALANCE AT DECEMBER 31, 1999                      $60,149,362    $11,295,560
                                                  ===========  ================

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

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
------             -----------------------                                     ------------------
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
                   L.P., File No. 33-55908)

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
-------            -----------------------                                     ------------------
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

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
------             -----------------------                                     ------------------
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
                   No. 33-55908)

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
------             -----------------------                                     ------------------
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

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
-------            -----------------------                                     ------------------
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
                   Fund IX, L.P., File No. 33-83852)

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
-------            -----------------------                                     ------------------
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
                   33-83852)

Exhibit                                                                           Sequential
Number             Description of Document                                        Page Number
-------            -----------------------                                     ------------------
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