Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND VI L P
filed 2000-05-11
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 2000                   or
                              ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission file number            0-23656
                       --------------------------------------------------------

               Wells Real Estate Fund VI, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

         Georgia                           58-2022628
-----------------------------           -----------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                      30092
---------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

____________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No___
    ------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VI, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                                                        Page No.
                                                                                                        --------
     PART I.           FINANCIAL INFORMATION

          Item 1.   Financial Statements

                       Balance Sheets - March 31, 2000
                        and December 31, 1999 .............................................................   3

                       Statements of Income for the Three Months
                        Ended March 31, 2000 and 1999 .....................................................   4

                       Statement of Partners' Capital
                        for the Year Ended December 31, 1999,
                        and the Three Months Ended March 31, 2000 .........................................   5

                       Statements of Cash Flows for the Three Months
                        Ended March 31, 2000 and 1999 .....................................................   6

                       Condensed Notes to Financial Statements ............................................   7

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations .........................................................................   8

PART II.  OTHER INFORMATION ...............................................................................  19

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                                Balance Sheets

               Assets                                        March 31, 2000                  December 31, 1999
               ------                                        --------------                  -----------------
Investment in joint ventures (Note 2)                        $   17,654,494                    $    17,884,649
Cash and cash equivalents                                           162,631                            155,443
Due from affiliates                                                 502,590                            492,276
Deferred project costs                                                  307                                307
Prepaid expenses and other assets                                       300                                300
                                                                 ----------                         ----------

     Total assets                                            $   18,320,322                    $    18,532,975
                                                                 ==========                         ==========


 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
 Partnership distribution payable                            $      495,087                    $       476,036
                                                                 ----------                         ----------

Partners' capital:
 Class A - 2,199,570 units as of March
   31, 2000 and 2,195,969 units as of
   December 31, 1999                                             17,825,235                         18,056,939
 Class B - 300,430 units as of March
   31, 2000 and 304,031 units as of                                       0                                  0
   December 31, 1999                                             ----------                         ----------

   Total partners' capital                                       17,825,235                         18,056,939
                                                                 ----------                         ----------

      Total liabilities and partners' capital                $   18,320,322                    $    18,532,975
                                                                 ==========                         ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                           Three Months Ended
                                                           ------------------
                                                  March 31, 2000           March 31, 1999
                                                  --------------           --------------
Revenues:
     Interest income                                $     1,781                $     1,536
     Equity in income of joint ventures
              (Note 2)                                  287,435                    251,212
                                                        -------                    -------
                                                        289,216                    252,748
                                                        -------                    -------

Expenses:
     Legal and accounting                                12,782                      9,240
     Computer costs                                       3,067                      2,820
     Partnership administration                          10,184                     19,372
                                                        -------                    -------
                                                         26,033                     31,432
                                                        -------                    -------
     Net income                                     $   263,183                $   221,316
                                                        =======                    =======

Net income allocated to Class A Limited
     Partners                                       $   263,183                $   452,565

Net loss allocated to Class B Limited
     Partners                                       $         0                $  (231,249)

Net income per Class A Limited Partner
     Unit                                           $      0.12                $      0.21

Net loss per Class B Limited Partner Unit           $         0                $     (0.74)

Cash distribution per Class A Limited
     Partner Unit                                   $      0.23                $      0.20

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED
                                MARCH 31, 2000

                                               Limited Partners
                                -----------------------------------------------
                                        Class A                 Class B                       Total
                                -----------------------  ----------------------  General    Partners'
                                  Units       Amount       Units       Amount    Partners    Capital
                                ---------  ------------  ----------  ----------  --------  ------------
BALANCE, December 31, 1998      2,187,757  $18,608,322     312,243   $ 292,359   $      0  $18,900,681

  Net income (loss)                     0    1,274,859           0    (305,246)         0      969,613
  Partnership distributions             0   (1,813,355)          0           0          0   (1,813,355)
  Class B conversion elections      8,212      (12,887)     (8,212)     12,887          0            0
                                ---------  -----------     -------   ---------   --------  -----------
BALANCE, December 31, 1999      2,195,969   18,056,939     304,031           0          0   18,056,939


  Net income (loss)                     0      263,183           0           0          0      263,183
  Partnership distributions             0     (494,887)          0           0          0     (494,887)
  Class B conversion elections      3,601            0      (3,601)          0          0            0
                                ---------  -----------     -------   ---------   --------  -----------
BALANCE,  March 31, 2000        2,199,570  $17,825,235     300,430   $       0   $      0  $17,825,235
                                =========  ===========     =======   =========   ========  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                              ------------------
                                                 March 31, 2000               March 31, 1999
                                                 --------------               --------------
Cash flow from operating activities:
Net income                                          $   263,183                  $   221,316

Adjustments to reconcile net income
 to net cash used in operating activities:             (287,435)                    (251,212)
                                                    -----------                  -----------
    Equity in income of joint ventures
        Net cash used in
           operating activities                         (24,252)                     (29,896)
                                                    -----------                  -----------

 Cash flow from investing activities:
    Distributions received from joint
        ventures                                        507,276                      452,732
                                                    -----------                  -----------

Cash flow from financing activities:
    Partnership distributions paid                     (475,836)                    (426,157)
                                                    -----------                  -----------

    Net increase (decrease) in cash and
        cash equivalents                                  7,188                       (3,321)

Cash and cash equivalents, beginning of year            155,443                      145,888
                                                    -----------                  -----------

Cash and cash equivalents, end of period            $   162,631                  $   142,567
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

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville,

     Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (b). Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund VI, L.P. ( the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

     (2)  Investment in Joint Ventures
          ----------------------------

     The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to Form 10-K of the Partnership for the year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a) General
     -----------

     As of March 31, 2000, the developed properties owned by the Partnership were 98% occupied and 97% occupied at March 31, 1999. Gross revenues of the Partnership were $289,216 for the quarter ended March 31, 2000, as compared to $252,748 for the quarter ended March 31, 1999. The increase in revenues is attributed primarily to increase in occupancy from the Fund V - Fund VI and the Fund VI-VII-VIII Joint Ventures.

     Expenses of the Partnership were $26,033 for 2000, as compared to $31,432 for 1999. The decrease in expenses for 2000, as compared to 1999, was primarily due to increased accounting fees offset by a decrease in partnership administration salaries.

     Net income of the Partnership was $263,183 for the three months ended March 31, 2000, as compared to $221,316 for the same period in 1999. The increase in net income for 2000, from 1999, is due primarily to increased revenues and decreased expenses as noted above.

     Net cash used in operating activities decreased from $29,896 in 1999 to $24,252 in 2000. This decrease was due primarily to decreased expenses. Net cash provided by investing activities increased for the three months ended March 31, 2000, as compared to the same period in 1999, due primarily to an increase in distributions received from joint ventures. Partnership distributions also increased in 2000, as compared to 1999. These changes produced cash and cash equivalents of $142,567 and $162,631 at March 31, 1999, and 2000, respectively.

     The Partnership made cash distributions to Limited Partners holding Class A Units of $.23 for the three months ended March 31, 2000 and $.20 for 1999. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meets its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow operations.

Property Operations
-------------------

As of March 31, 2000, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                                    Three Months Ended
                                                    ------------------
                                              March 31, 2000   March 31, 1999
                                              --------------   --------------
      Revenues:
      Rental income                               $179,375         $179,375
                                                  --------         --------

      Expenses:
        Depreciation                                73,008           73,008
        Management & leasing expenses                7,242            7,242
        Other operating expenses                     4,117            5,319
                                                  --------         --------
                                                    84,367           85,569
                                                  --------         --------

      Net income                                  $ 95,008         $ 93,806
                                                  ========         ========

      Occupied %                                       100%             100%

      Partnership Ownership %                         53.6%            53.5%

      Cash Distribution to Partnership            $ 90,949         $ 90,176

      Net Income Allocated to the
        Partnership                               $ 50,922         $ 50,205

     Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000 and 1999 due to the stable occupancy rate.

     The Partnership's ownership interest in the Fund V - Fund VI Joint Venture increased due to additional funding by the Partnership in the second quarter of 1999, which caused an increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                  Three Months Ended
                                                  ------------------
                                             March 31, 2000   March 31, 1999
                                             --------------   --------------
      Revenues:
      Rental Income                              $242,763          $242,754
                                                 --------          --------

      Expenses:
        Depreciation                               87,646            87,646
        Management & leasing expenses               2,361            16,244
        Other operating expenses                    4,966             7,546
                                                 --------          --------
                                                   94,973           111,436
                                                 --------          --------

      Net income                                 $147,790          $131,318
                                                 ========          ========

      Occupied %                                      100%              100%

      Partnership Ownership %                        41.8%             41.8%

      Cash Distribution to Partnership           $ 99,382          $ 92,494

      Net Income Allocated to the
        Partnership                              $ 61,821          $ 54,930

     Rental income remained stable for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

     Management and leasing fees decreased for the three months ended March 31, 2000, as compared to the same period last year due to a lower rate charged starting October 1999, when this single tenant's lease became a triple net lease. Operating expenses decreased due primarily to timing differences in the payment of accounting fees.

  Stockbridge Village II/Fund V - Fund VI Joint Venture
  -----------------------------------------------------

                                               Three Months Ended
                                               ------------------
                                         March 31, 2000    March 31, 1999
                                         --------------    --------------
      Revenues:
      Rental income                         $77,649           $59,408
                                            -------           -------

      Expenses:
        Depreciation                         26,241            25,743
        Management & leasing expenses         9,627             6,889
        Other operating expenses             13,400            13,275
                                            -------           -------
                                             49,268            45,907
                                            -------           -------

      Net income                            $28,381           $13,501
                                            =======           =======

      Occupied %                                100%               72%

      Partnership Ownership %                  53.6%             53.5%

      Cash Distribution to Partnership      $29,922           $15,456

      Net Income Allocated to the
        Partnership                         $15,211           $ 7,226

      Rental income, net income and cash distribution to the Partnership increased in 2000, as compared to 1999, due primarily to increased occupancy. The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased due to additional fundings by the Partnership which caused an increase in the Partnership's ownership interest in the Fund V - Fund VI Joint Venture.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                    March 31, 2000         March 31, 1999
                                                    --------------         --------------
     Revenues:
     Rental income                                      $76,838                $80,601
                                                        -------                -------

     Expenses:
       Depreciation                                      21,408                 22,586
       Management & leasing expenses                      9,577                  5,556
       Other operating expenses                            (979)                 2,967
                                                        -------                -------
                                                         30,006                 31,109
                                                        -------                -------

     Net income                                         $46,832                $49,492
                                                        =======                =======

     Occupied %                                             100%                   100%

     Partnership Ownership %                               43.7%                  43.7%

     Cash Distribution to Partnership                   $30,719                $29,088

     Net Income allocated to the Partnership            $20,466                $21,629

     Rental income, net income and cash distributions remained relatively stable for 2000, as compared to 1999, due to the stable occupancy rate.

  Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
  -----------------------------------------------------------------

                                               Three Months Ended
                                               ------------------
                                         March 31, 2000   March 31, 1999
                                         --------------   --------------
     Revenues:
     Rental income                           $222,157       $230,063
                                             --------       --------

     Expenses:
       Depreciation                           104,130         94,129
       Management & leasing expenses           30,586         38,874
       Other operating expenses                17,218         24,394
                                             --------       --------
                                              151,934        157,397
                                             --------       --------

     Net income                              $ 70,223       $ 72,666
                                             ========       ========

     Occupied %                                   100%            94%

     Partnership Ownership %                     26.9%          26.9%

     Cash Distribution to Partnership        $ 51,272       $ 39,523

     Net Income Allocated to the
       Partnership                           $ 18,862       $ 19,518

     Rental income decreased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to an overestimate of straight line rent adjustment during the first quarter of 1999.

     Cash distributions to the Partnership increased even though net income decreased slightly due to lease acquisition fees paid of approximately $20,000 in 1999.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                       Three Months Ended
                                                       ------------------
                                               March 31, 2000    March 31, 1999
                                               --------------    --------------
     Revenues:
     Rental income                                  $82,747          $78,146
                                                    -------          -------

     Expenses:
       Depreciation                                  37,151           41,555
       Management & leasing expenses                 11,360            9,290
       Other operating expenses                       4,179            4,791
                                                    -------          -------
                                                     52,690           55,636
                                                    -------          -------

     Net income                                     $30,057          $22,510
                                                    =======          =======

     Occupied %                                          86%              86%

     Partnership Ownership %                           43.7%            43.7%

     Cash Distribution to Partnership               $31,304          $31,146

     Net Income Allocated to the
       Partnership                                  $13,135          $ 9,837


     Rental income and net income increased for the three months ended March 31, 2000, as compared to three months ended March 31, 1999, due to increased rental renewal rates this year.

     Cash distributions to the Partnership remains the same even though net income increased due to lease acquisition fees paid on lease renewals in 2000.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                                      Three Months Ended
                                                                      ------------------
                                                              March 31, 2000       March 31, 1999
                                                              --------------       --------------
       Revenues:
         Rental income                                           $380,277             $380,277
         Interest income                                            1,289                1,142
                                                                 --------             --------
                                                                  381,566              381,419
                                                                 --------             --------

       Expenses:
         Depreciation                                             111,606              111,606
         Management & leasing expenses                             48,166               47,892
         Other operating expenses                                 104,332              103,784
                                                                 --------             --------
                                                                  264,104              263,282
                                                                 --------             --------

       Net income                                                $117,462             $118,137
                                                                 ========             ========

       Occupied %                                                     100%                 100%

       Partnership Ownership %                                       34.3%                34.3%

       Cash Distribution to Partnership                          $ 81,313             $ 81,545

       Net Income Allocated to the
         Partnership                                             $ 40,231             $ 40,462

Rental income, net income and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999 due to the stable occupancy rate.

Net income has decreased slightly for the three months ended March 31, 2000, as compared to the same period last year due primarily to increased expenditures in water/sewer, landscaping supplies, and HVAC supplies.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                            Three Months Ended
                                                            ------------------
                                                    March 31, 1999      March 31, 1999
                                                    --------------      --------------
       Revenues:
          Rental income                                 $205,489            $193,031
          Interest income                                  2,365               2,936
                                                        --------            --------
                                                         207,854             195,967
                                                        --------            --------

       Expenses:
         Depreciation                                     65,096              61,425
         Management & leasing expenses                    17,775              15,105
         Other operating expenses                        (25,333)             19,081
                                                        --------            --------
                                                          57,538              95,611
                                                        --------            --------

       Net income                                       $150,316            $100,356
                                                        ========            ========

       Occupied %                                             97%                 91%

       Partnership Ownership %                              34.3%               34.3%

       Cash Distribution to Partnership                 $ 75,179            $ 55,715

       Net Income Allocated to the
         Partnership                                    $ 51,483            $ 34,372

Rental income, net income, and cash distributions to the Partnership increased for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to increased occupancy at the property.

Other operating expenses decreased due to an increase in common area maintenance reimbursement billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                                       Three Months Ended
                                                                       ------------------
                                                              March 31, 2000      March 31, 1999
                                                              --------------      --------------
       Revenues:
          Rental income                                           $242,861            $227,383
          Interest income                                                7                  20
                                                                  --------            --------
                                                                   242,868             227,403
                                                                  --------            --------

       Expenses:
         Depreciation                                              110,562             110,112
         Management & leasing expenses                              16,355              26,135
         Other operating expenses                                  (26,968)            (30,556)
                                                                  --------            --------
                                                                    99,949             105,691
                                                                  --------            --------

       Net income                                                 $142,919            $121,712
                                                                  ========            ========

       Occupied %                                                       97%                 96%

       Partnership Ownership %                                        10.7%               10.7%

       Cash Distribution to Partnership                           $ 27,548            $ 24,360

       Net Income Allocated to the
         Partnership                                              $ 15,304            $ 13,033


Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for 2000 and 1999, due to timing differences in the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND VI, L.P.
                              (Registrant)


     Dated: May 11, 2000      By: /s/ Leo F. Wells, III
                                 ----------------------
                              Leo F. Wells, III, as Individual
                              General Partner and as President,
                              Sole Director and Chief Financial
                              Officer of Wells Capital, Inc., the
                              General Partner of Wells Partners, L.P.