Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND VI L P
filed 2000-08-11
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             June 30, 2000                      or
                               -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number         0-23656
                       ---------------------------------------------------------
                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                               58-2022628
           -------                               ----------
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification no.)

 6200 The Corners Parkway, Suite 250,      Norcross, Georgia           30092
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - June 30, 2000
                    and December 31, 1999..................................    3

                   Statements of Income for the Three Months and Six Months
                     Ended June 30, 2000  and 1999.........................    4

                   Statement of Partners' Capital
                     for the Year Ended December 31, 1999,
                     and the Six Months Ended June 30, 2000................    5

                   Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 1999..........................    6

                   Condensed Notes to Financial Statements.................    7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations............................................    8

 PART II. OTHER INFORMATION................................................   19

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                                 Balance Sheets

               Assets                                        June 30, 2000             December 31, 1999
               ------                                        -------------              -----------------
Investment in joint ventures (Note 2)                        $17,431,855                  $17,884,649
Cash and cash equivalents                                        157,970                      155,443
Due from affiliates                                              478,856                      492,276
Deferred project costs                                               307                          307
Prepaid expenses and other assets                                    300                          300
                                                             -----------                  -----------
       Total assets                                          $18,069,288                  $18,532,975
                                                             ===========                  ===========
    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
 Partnership distribution  payable                           $   495,142                  $   476,036
                                                             -----------                  -----------
  Partners' Capital
   Limited Partners:
    Class A - 2,199,570 units
     as of June  30, 2000 and 2,195,969
     units as of December 31, 1999                            17,574,146                   18,056,939
    Class B - 300,430 units as
     of June 30, 2000 and 304,031
     units as of December 31, 1999                                     0                            0
                                                             -----------                  -----------

       Total partners' capital                                17,574,146                   18,056,939
                                                             -----------                  -----------

         Total liabilities and partners' capital             $18,069,288                  $18,532,975
                                                             ===========                  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                    Three Months Ended                        Six Months Ended
                                        -----------------------------------------  -------------------------------------------
                                           June 30, 2000         June 30, 1999         June 30, 2000         June 30, 1999
                                        --------------------  -------------------  ---------------------  --------------------
Revenues:
         Equity in income of joint
                  ventures (Note 2)            $267,717            $280,972                $555,152            $ 532,184
         Interest income                          1,914               1,583                   3,695                3,119
                                               --------            --------                --------            ---------
                                                269,631             282,555                 558,847              535,303
                                               --------            --------                --------            ---------

Expenses:
         Legal and accounting                     2,743               9,615                  15,525               18,855
         Computer costs                           3,426               1,861                   6,493                4,681
         Partnership administration              19,610              12,701                  29,794               32,073
                                               --------            --------                --------            ---------
                                                 25,779              24,177                  51,812               55,609
                                               --------            --------                --------            ---------
         Net income                            $243,852            $258,378                $507,035            $ 479,694
                                               ========            ========                ========            =========

Net income allocated to Class A
            Limited Partners                   $243,852            $332,375                $507,035            $ 784,940

Net loss allocated to Class B
            Limited Partners                   $      0            $(73,997)               $      0            $(305,246)

Net income per Class A Limited
             Partner Unit                      $   0.11            $   0.15                $   0.23            $    0.36

Net loss per Class B Limited Partner
              Unit                             $      0            $  (0.24)               $      0            $   (0.98)

Cash distribution per Class A
              Limited Partner Unit             $   0.22            $   0.21                $   0.45            $    0.40

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE SIX MONTHS ENDED
                                 JUNE 30, 2000


                                                 Limited Partners
                                  -----------------------------------------------
                                          Class A                 Class B             Total
                                  -----------------------  ----------------------    Partners'
                                    Units       Amount       Units       Amount      Capital
                                  ---------  ------------  ----------  ----------  ------------
BALANCE, December 31, 1998        2,187,757  $18,608,322     312,243   $ 292,359   $18,900,681

  Net income (loss)                       0    1,274,859           0    (305,246)      969,613
  Partnership distributions               0   (1,813,355)          0           0    (1,813,355)
  Class B conversion elections        8,212      (12,887)     (8,212)     12,887             0
                                  ---------   ----------     -------   ---------   -----------
BALANCE, December 31, 1999        2,195,969   18,056,939     304,031           0    18,056,939

  Net income                              0      507,035           0           0       507,035
  Partnership distributions               0     (989,828)          0           0      (989,828)
  Class B conversion elections        3,601            0      (3,601)          0             0
                                  ---------   ----------     -------   ---------   -----------
BALANCE, June 30, 2000            2,199,570  $17,574,146     300,430   $       0   $17,574,146
                                  =========  ===========     =======   =========   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended
                                                            ------------------------------------------
                                                            June 30, 2000                June 30, 1999
                                                            -------------                -------------
Cash flow from operating activities:
Net income                                                   $  507,035                    $  479,694
Adjustments to reconcile net income to net cash
  used in operating activities:
    Equity in income of joint venture                          (555,152)                     (532,184)
                                                             ----------                    ----------
  Net cash used in operating activities                         (48,117)                      (52,490)
                                                             ----------                    ----------
Cash flow from investing activities:
  Distributions received from joint ventures                  1,024,866                       912,238
  Investment in joint ventures                                   (3,500)                       (7,942)
                                                             ----------                    ----------
  Net cash provided by investing activities                   1,021,366                       904,296
                                                             ----------                    ----------
Cash flow from financing activities:
  Partnership distributions paid                               (970,722)                     (854,902)
                                                             ----------                    ----------
  Net decrease in cash and cash equivalents                      (2,527)                       (3,096)

Cash and cash equivalents, beginning of year                    155,443                       145,888
                                                             ----------                    ----------
Cash and cash equivalents, end of period                     $  157,970                    $  142,792
                                                             ==========                    ==========
Supplemental schedule of noncash  investing activities:
  Deferred project costs applied to joint ventures           $        0                    $      331
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

As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in Jacksonville,

Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which is owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

(b). Basis of Presentation
--------------------------

The financial statements of the Partnership have been   prepared in accordance
with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1999.


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of June 30, 2000, the properties owned by the Partnership were 99% as compared to 97% occupied at June 30, 1999. Gross revenues of the Partnership were $558,847 for the six months ended June 30, 2000, as compared to $535,303 for the six months ended June 30, 1999. The increase in revenues is attributed primarily to increased occupancy from the Fund VI-VII-VIII Joint Venture mainly at Tanglewood Commons. The quarter of June 30, 2000 is lower than the quarter of June 30, 1999 is due primarily to a catch up of rental billings to a new tenant in 1999 at Stockbridge Village II.

Expenses of the Partnership were $51,812 for 2000, as compared to $55,609 for 1999. The decrease in expenses for 2000, as compared to 1999, was primarily due to decreased partnership administration expenses and accounting fees.

Net income of the Partnership was $507,035 for the six months ended June 30, 2000, as compared to $479,694 for the same period in 1999. The increase in net income for 2000, from 1999, is due primarily to increased revenues and decreased expenses as noted above.

Net cash used in operating activities decreased from $52,490 in 1999 to $48,117 in 2000. This decrease was due primarily to decreased partnership administrative expenses. Net cash provided by investing activities increased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to an increase in joint venture distributions. Partnership distributions also increased in 2000, as compared to 1999. These changes produced cash and cash equivalents of $142,792 and $157,970 at June 30, 1999, and 2000, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.22 for the three months ended June 30, 2000 as compared to distributions of $.21 per Class A Unit for the same period in 1999. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

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

Property Operations
-------------------

As of June 30, 2000, the Partnership owned interests in the following operational properties:

     The Hartford Building/Fund V - Fund VI Joint Venture
     ----------------------------------------------------

                                              Three Months Ended                         Six Months Ended
                                        -------------------------------              ------------------------------
                                        June 30, 2000     June 30, 1999              June 30, 2000     June 30,1999
                                        -------------     -------------              -------------     ------------
Revenues:
Rental Income                              $179,375         $179,375                    $358,750           $358,750
                                           --------         --------                    --------           --------

Expenses:
  Depreciation                               73,008           73,008                     146,016            146,016
  Management & leasing expenses               7,242            7,242                      14,484             14,484
  Other operating expenses                    4,888             (456)                      9,005              4,863
                                           --------         --------                    --------           --------
                                             85,138           79,794                     169,505            165,363
                                           --------         --------                    --------           --------

Net income                                 $ 94,237         $ 99,581                    $189,245           $193,387
                                           ========         ========                    ========           ========

Occupied %                                      100%             100%                        100%               100%

Partnership Ownership % in the
    Fund V-VI Joint Venture                    53.6%            53.6%                       53.6%              53.6%

Cash Distribution to Partnership           $ 90,537         $ 93,343                    $181,486           $183,519

Net Income Allocated to the
  Partnership                              $ 50,508         $ 53,339                    $101,430           $103,544


     Net income decreased and expenses increased for the three and six months ended June 30, 2000, as compared to 1999, due primarily to a greater insurance reimbursement from the tenant in 1999, which was recorded in the second quarter of 1999, in other operating expenses.

    Stockbridge Village II/Fund V - Fund VI Joint Venture
    -----------------------------------------------------

                                               Three Months Ended                  Six Months Ended
                                        ------------------------------     ---------------------------------
                                        June 30, 2000   June 30, 1999      June 30, 2000     June 30, 1999
                                        --------------  --------------     --------------    ---------------
Revenues:
Rental Income                             $77,855         $95,902            $155,504           $155,310
                                          -------         -------            --------           --------

Expenses:
  Depreciation                             26,241          25,992              52,482             51,735
  Management & leasing expenses             9,986          10,120              19,613             17,009
  Other operating expenses                  8,246           3,008              21,646             16,283
                                          -------         -------            --------           --------
                                           44,473          39,120              93,741             85,027
                                          -------         -------            --------           --------

Net income                                $33,382         $56,782            $ 61,763           $ 70,283
                                          =======         =======            ========           ========

Occupied %                                    100%            100%                100%               100%

Partnership Ownership % in the
    Fund V-VI Joint Venture                  53.6%           53.6%               53.6%              53.6%

Cash Distribution to Partnership          $32,602         $42,700            $ 62,524           $ 58,156

Net Income Allocated to the
  Partnership                             $17,892         $30,414            $ 33,103           $ 37,640


     Rental income is stable for the six months ended June 30, 2000, as compared to 1999, while it was lower for the three months ended June 30, 2000, due to a catch up in rental billing on a new tenant in second quarter of 1999. Expenses were higher in 2000, due primarily to expenditures for parking lot repairs in the second quarter of 2000.

     The Marathon Building/Fund V-VI-VII Joint Venture
     -------------------------------------------------

                                                 Three Months Ended             Six Months Ended
                                          -----------------------------   -----------------------------
                                          June 30, 2000   June 30, 1999   June 30,2000     June 30,1999
                                          --------------  --------------  -------------    ------------
Revenues:
Rental Income                                $242,762        $242,754       $485,525           $485,508
                                             --------        --------       --------           --------

Expenses:
  Depreciation                                 87,647          87,647        175,293            175,293
  Management & leasing expenses                 2,360           6,443          4,721             22,687
  Other operating expenses                      6,463           2,865         11,429             10,411
                                             --------        --------       --------           --------
                                               96,470          96,955        191,443            208,391
                                             --------        --------       --------           --------

Net income                                   $146,292        $145,799       $294,082           $277,117
                                             ========        ========       ========           ========

Occupied %                                        100%            100%           100%               100%

Partnership Ownership % in the
    Fund V-VI-VII Joint Venture                  41.8%           41.8%          41.8%              41.8%

Cash Distribution to Partnership             $ 98,755        $ 98,552       $198,137           $191,047

Net Income Allocated to the
  Partnership                                $ 61,193        $ 60,988       $123,014           $115,918


     Rental income remained stable for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

     Management and leasing fees decreased for the six months ended June 30, 2000, as compared to the same period last year due to a lower rate charged starting October, 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. Operating expenses increased due primarily to increases in administrative salary.

     Stockbridge Village III / Fund VI - Fund VII Joint Venture
     ----------------------------------------------------------

                                                     Three Months Ended                            Six Months Ended
                                              ----------------------------------         -----------------------------------
                                              June 30, 2000        June 30, 1999         June 30, 2000         June 30, 1999
                                              -------------        -------------         -------------         -------------
Revenues:
 Rental income                                   $76,895               $76,001              $153,733               $156,602
                                                 -------               -------              --------               --------

Expenses:
 Depreciation                                     21,408                22,457                42,816                 45,043
 Management & leasing expenses                     9,201                13,183                18,778                 18,739
 Other operating expenses                          3,587                 6,611                 2,608                  9,578
                                                 -------               -------              --------               --------
                                                  34,196                42,251                64,202                 73,360
                                                 -------               -------              --------               --------

Net income                                       $42,699               $33,750              $ 89,531               $ 83,242
                                                 =======               =======              ========               ========

Occupied %                                           100%                  100%                  100%                   100%

Partnership's Ownership % in the
 Fund VI-VII Joint Venture                          43.7%                 43.7%                 43.7%                  43.7%

Cash distribution to Partnership                 $28,963               $24,450              $ 59,682               $ 53,537

Net income allocated to the
 Partnership                                     $18,671               $14,750              $ 39,137               $ 36,379

Rental income remained relatively stable for the three months and six months ended June 30, 2000 as compared to the same period in 1999.

Net income and cash distribution to the Partnership increased for the three months and six months ended June 30, 2000 due to a decrease in administrative salary.

 Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
 -----------------------------------------------------------------


                                                      Three Months Ended                                 Six Months Ended
                                              ------------------------------------              -----------------------------------
                                              June 30, 2000          June 30, 1999              June 30, 2000         June 30, 1999
                                              -------------          -------------              -------------         -------------
Revenues:
 Rental income                                  $222,699                 $227,761                  $444,856               $457,824
                                                --------                 --------                  --------               --------

Expenses:
 Depreciation                                    104,130                   94,128                   208,260                188,257
 Management & leasing expenses                    26,480                   42,063                    57,066                 80,937
 Other operating expenses                         23,890                      387                    41,108                 24,781
                                                --------                 --------                  --------               --------
                                                 154,500                  136,578                   306,434                293,975
                                                --------                 --------                  --------               --------

Net income                                      $ 68,199                 $ 91,183                  $138,422               $163,849
                                                ========                 ========                  ========               ========

Occupied %                                           100%                      94%                      100%                    94%

Partnership Ownership %                             26.9%                    26.9%                     26.9%                  26.9%

Cash distributed to the Partnership             $ 50,729                 $ 51,534                  $102,001               $ 91,058

Net income allocated to the
 Partnership                                    $ 18,318                 $ 24,492                  $ 37,180               $ 44,010

Rental income remained relatively stable for the three months ended June 30, 2000, as compared to the same period in 1999. Management and leasing fees decreased in 2000, as compared to 1999, due to a catch-up of 1998 management fees in 1999. Other operating expenses increased for the three months and six months periods as compared to the same period last year due to appraisal fees for this property which is currently being marketed for sale and monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership increased for the six month period as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                     Three Months Ended                               Six Months Ended
                                            --------------------------------------            ------------------------------------
                                            June 30, 2000            June 30, 1999            June 30, 2000          June 30, 1999
                                            -------------            -------------            -------------          -------------
Revenues:
 Rental income                                   $83,061                  $66,480                  $165,808               $144,626
                                                 -------                  -------                  --------               --------

Expenses:
 Depreciation                                     37,151                   32,648                    74,302                 74,203
 Management & leasing expenses                    11,360                    8,437                    22,720                 17,727
 Other operating expenses                         15,608                   (3,805)                   19,787                    986
                                                 -------                  -------                  --------               --------
                                                  64,119                   37,280                   116,809                 92,916
                                                 -------                  -------                  --------               --------

Net income                                       $18,942                  $29,200                  $ 48,999               $ 51,710
                                                 =======                  =======                  ========               ========

Occupied %                                            86%                      86%                       86%                    86%

Partnership Ownership %                             43.7%                    43.7%                     43.7%                  43.7%

Cash distributed to the Partnership              $28,692                  $33,747                  $ 59,996               $ 64,893

Net income allocated to the
 Partnership                                     $ 8,283                  $12,761                  $ 21,418               $ 22,598

Rental income increased for the three months and six months ended June 30, 2000, as compared to the same period 1999 due to increased rental renewal rates this year.

Management and leasing fees increased due to increased rental income. Other operating expenses increased due to decreases in common area maintenance billing to tenants. In 1999, monthly common area maintenance billing to tenants were increased to offset 1998 underpayments. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result of increased expenses, net income decreased for the three and six months ended June 30, 2000, as compared to the same periods in 1999.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                       Three Months Ended                                Six Months Ended
                                             --------------------------------------              ----------------------------------
                                             June 30, 2000            June 30, 1999              June 30, 2000        June 30, 1999
                                             -------------            -------------              -------------        -------------
Revenues:
 Rental income                                  $380,277                 $380,277                  $760,554               $760,554
 Interest income                                     215                    1,160                     1,505                  2,302
                                                --------                 --------                  --------               --------
                                                 380,492                  381,437                   762,059                762,856
                                                --------                 --------                  --------               --------

Expenses:
 Depreciation                                    111,606                  111,606                   223,212                223,212
 Management & leasing expenses                    48,974                   49,041                    97,140                 96,933
 Other operating expenses                        121,277                  106,051                   225,610                209,835
                                                --------                 --------                  --------               --------
                                                 281,857                  266,698                   545,962                529,980
                                                --------                 --------                  --------               --------

Net income                                      $ 98,635                 $114,739                  $216,097               $232,876
                                                ========                 ========                  ========               ========

Occupied %                                           100%                     100%                      100%                   100%

Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                     34.3%                    34.3%                     34.3%                  34.3%

Cash distribution to Partnership                $ 74,866                 $ 80,382                  $156,179               $161,927

Net income allocated to the
 Partnership                                    $ 33,783                 $ 39,299                  $ 74,014               $ 79,761

Net income has decreased slightly for the three months and six months ended June 30, 2000 as compared to the same period in 1999, due primarily to increased expenditures in water/sewer, landscaping supplies, janitorial contract and janitorial supplies.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                      Three Months Ended                  Six Months Ended      Five Months Ended
                                             -----------------------------------          ----------------      -----------------
                                             June 30, 2000         June 30, 1999            June 30, 2000          June 30, 1999
                                             -------------         -------------          ----------------      -----------------
Revenues:
 Rental income                                 $210,402                 $193,288                 $415,891               $386,319
 Interest income                                      0                    2,353                    1,988                  5,289
                                               --------                 --------                 --------               --------
                                                210,402                  195,641                  417,879                391,608
                                               --------                 --------                 --------               --------

Expenses:
 Depreciation                                    67,554                   64,677                  132,650                126,102
 Management & leasing expenses                   23,302                   17,537                   41,077                 32,642
 Other operating expenses                       (20,542)                  10,367                  (46,252)                29,448
                                               --------                 --------                 --------               --------
                                                 70,314                   92,581                  127,475                188,192
                                               --------                 --------                 --------               --------

Net income                                     $140,088                 $103,060                 $290,404               $203,416
                                               ========                 ========                 ========               ========

Occupied %                                           97%                      91%                      97%                    91%

Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                    34.3%                    34.3%                    34.3%                  34.3%

Cash distribution to Partnership               $ 71,115                 $ 57,863                 $146,294               $113,578

Net income allocated to the
 Partnership                                   $ 47,981                 $ 35,299                 $ 99,464               $ 69,671

Rental income, net income, depreciation expenses, and management and leasing fees have increased in 2000 as compared to 1999 due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants which were increased in 2000 to offset 1999 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                     Three Months Ended                                 Six Months Ended
                                            --------------------------------------             -----------------------------------
                                            June 30, 2000            June 30, 1999             June 30, 2000         June 30, 1999
                                            -------------            -------------             -------------         -------------
Revenues:
 Rental income                                  $240,192                 $237,232                  $483,053               $464,615
 Interest income                                      40                       19                        47                     39
                                                --------                 --------                  --------               --------
                                                 240,232                  237,251                   483,100                464,654
                                                --------                 --------                  --------               --------
Expenses:
 Depreciation                                    110,563                  111,415                   221,125                221,527
 Management & leasing expenses                    19,938                   26,135                    36,293                 51,129
 Other operating expenses                          6,183                    9,772                   (20,785)               (19,643)
                                                --------                 --------                  --------               --------
                                                 136,684                  147,322                   236,633                253,013
                                                --------                 --------                  --------               --------

Net income                                      $103,548                 $ 89,929                  $246,467               $211,641
                                                ========                 ========                  ========               ========

Occupied %                                            97%                      96%                       97%                    96%

Partnership Ownership %                             10.7%                    10.7%                     10.7%                  10.7%

Cash distributed to the Partnership             $ 23,296                 $ 20,320                  $ 50,843               $ 44,680

Net income allocated to the
 Partnership                                    $ 11,088                 $  9,630                  $ 26,392               $ 22,663

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for the six months ended June 30, 2000 and 1999, due to the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND VI, L.P.
                                       (Registrant)


Dated: August 11, 2000                 By: /s/ Leo F. Wells, III
                                          ----------------------------------
                                       Leo F. Wells, III, as Individual General
                                       Partner and as President, Sole Director
                                       and Chief Financial Officer of Wells
                                       Capital, Inc., the General Partner of
                                       Wells Partners, L.P.