Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND VI L P
filed 2000-11-13
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 2000          or
                               --------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number                        0-23656
                       ---------------------------------------------------------

                        Wells Real Estate Fund VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Georgia                                       58-2022628
--------------------------------------          --------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification no.)

 6200 The Corners Parkway, Suite 250,         Norcross, Georgia         30092
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

Yes    X          No
    -------          _______

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VI, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                                          Page No.
                                                                                          --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets - September 30, 2000 and December 31, 1999 .................          3

          Statements of Income for the Three Months and Nine Months
          Ended September 30, 2000 and 1999 .........................................          4

          Statement of Partners' Capital for the Year Ended December 31, 1999,
          and the Nine Months Ended September 30, 2000...............................          5

          Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 and 1999..........................................          6

          Condensed Notes to Financial Statements....................................          7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations..........................................................         8

PART II.  OTHER INFORMATION...........................................................        19

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                                Balance Sheets

               Assets                                  September 30, 2000            December 31, 1999
               ------                                  ------------------            -----------------
Investment in joint ventures (Note 2)                    $     17,252,930             $     17,884,649
Cash and cash equivalents                                         112,269                      155,443
Due from affiliates                                               464,322                      492,276
Deferred project costs                                                  0                          307
Prepaid expenses and other assets                                     300                          300
                                                         ----------------             ----------------

     Total assets                                        $     17,829,821             $     18,532,975
                                                         ================             ================

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
   Partnership distribution payable                      $        495,258             $        476,036
                                                         ----------------             ----------------

Partners' capital:
Limited partners
   Class A - 2,199,470 units as of September
     30, 2000 and 2,195,969 units as of                        17,334,563                   18,056,939
     December 31, 1999
   Class B - 300,530 units as of September
     30, 2000 and 304,031 units as of
     December 31, 1999                                                  0                            0
                                                         ----------------             ----------------

     Total partners' capital                                   17,334,563                   18,056,939
                                                         ----------------             ----------------

          Total liabilities and partners' capital        $     17,829,821             $     18,532,975
                                                         ================             ================

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                       Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                                       -------------       -------------       -------------       -------------
Revenues:
       Equity in income of joint ventures (Note 2)     $     254,748       $    244,990        $     809,900       $     777,174
       Interest income                                        11,217              1,641               14,912               4,760
                                                       -------------       ------------        -------------       -------------
                                                             265,965            246,631              824,812             781,934
                                                       -------------       ------------        -------------       -------------

Expenses:
         Legal and accounting                                    300                199               15,825              19,054
         Computer costs                                        2,354              2,559                8,847               7,240
         Partnership administration                            7,937             11,444               37,731              43,517
                                                       -------------       ------------        -------------       -------------
                                                              10,591             14,202               62,403              69,811
                                                       -------------       ------------        -------------       -------------
         Net income                                    $     255,374       $    232,429        $     762,409       $     712,123
                                                       =============       ============        =============       =============

Net income allocated to Class A Limited Partners       $     255,374       $    232,429        $     762,409       $   1,017,369

Net loss allocated to Class B Limited Partners         $           0       $          0        $           0       $    (305,246)

Net income per Class A Limited Partner Unit            $        0.12       $       0.11        $        0.35       $        0.47

Net loss per Class B Limited Partner Unit              $           0       $          0        $           0       $       (0.99)

Cash distribution per Class A Limited Partner Unit     $        0.23       $       0.21        $        0.68       $        0.61

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED
                              SEPTEMBER 30, 2000

                                                        Limited Partners
                                                        ----------------
                                             Class A                       Class B                                  Total
                                   --------------------------    --------------------------      General         Partners'
                                       Units           Amount        Units           Amount     Partners          Capital
                                   ---------      -----------    ---------      -----------    ---------      -----------
BALANCE, December 31, 1998         2,187,757      $18,608,322      312,243      $   292,359    $       0      $18,900,681

  Net income (loss)                        0        1,274,859            0         (305,246)           0          969,613
  Partnership distributions                0       (1,813,355)           0                0            0       (1,813,355)
  Class B conversion elections         8,212          (12,887)      (8,212)          12,887                             0
                                   ---------      -----------    ---------      -----------    ---------      -----------
BALANCE, December 31, 1999         2,195,969       18,056,939      304,031                0            0       18,056,939

  Net income (loss)                        0          762,409            0                0            0          762,409
  Partnership distributions                0       (1,484,785)           0                0            0       (1,484,785)
  Class B conversion elections         3,501                0       (3,501)               0            0                0
                                   ---------      -----------    ---------      -----------    ---------      -----------
BALANCE, September 30, 2000        2,199,470      $17,334,563      300,530      $         0    $       0      $17,334,563
                                   =========      ===========    =========      ===========    =========      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.
                    (a Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                 --------------------------------------
                                                                 Sept 30, 2000            Sept 30, 1999
                                                                 -------------            -------------
Cash flow from operating activities:
Net income                                                       $    762,409             $    712,123
 Adjustments to reconcile net earnings to net
  cash used in operating activities:
     Equity in income of joint venture                               (809,900)                (777,174)
                                                                 ------------             ------------
          Net cash used in operating activities                       (47,491)                 (65,051)
                                                                 ------------             ------------

Cash flow from investing activities:
     Distributions received from joint ventures                     1,524,351                1,405,127
     Investment in joint ventures                                     (54,471)                 (13,942)
                                                                 ------------             ------------
     Net cash provided by investing activities                      1,469,880                1,391,185
                                                                 ------------             ------------

Cash flow from financing activities:
     Partnership distributions paid                                (1,465,563)              (1,304,698)
                                                                 ------------             ------------

     Net increase (decrease) in cash and cash equivalents             (43,174)                  21,436

Cash and cash equivalents, beginning of year                          155,443                  145,888
                                                                 ------------             ------------

Cash and cash equivalents, end of period                         $    112,269             $    167,324
                                                                 ============             ============

Supplemental schedule of noncash investing
 activities-deferred project costs applied to
 investing activities                                            $        307             $        581
                                                                 ------------             ------------

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

As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Project") which is owned by the Fund II-III-VI-VII Joint Venture; and (vii) a four story office building located in

Jacksonville, Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons") which are owned by the Fund VI - VII - VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

(b). Basis of Presentation
--------------------------

The financial statements of Wells Real Estate Fund VI, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 1999.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of September 30, 2000, the properties owned by the Partnership were 98% occupied as compared to 97% occupied at September 30, 1999. Gross revenues of the Partnership were $824,812 for the nine months ended September 30, 2000, as compared to $781,934 for the same period in 1999. The increase in revenues is attributed primarily to increased earnings from joint ventures caused by increased occupancy at Stockbridge Village Expansion and Tanglewood Commons and an increase in interest income.

Expenses of the Partnership were $62,403 for the nine months ended September 30, 2000, as compared to $69,811 for the same period in 1999. The decrease in expenses for 2000, as compared to 1999, was primarily due to decreased partnership administration expenses and accounting fees.

Net income of the Partnership was $762,409 for the nine months ended September 30, 2000, as compared to $712,123 for the same period in 1999. The increase in net income for 2000, from 1999, is due primarily to increased revenues and a decrease in expenses as noted above.

Net cash used in operating activities decreased from $65,051 in 1999 to $47,491 in 2000. This decrease was due primarily to decreased expenses and increased interest income. Net cash provided by investing activities increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily an increase in joint venture distributions partially offset by an increase in investments in joint ventures. Partnership distributions also increased slightly in 2000, as compared to 1999. These changes produced cash and cash equivalents of $167,324 and $112,269 at September 30, 1999, and 2000, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $.23 for the three months ended September 30, 2000 as compared to distributions of $.21 per Class A Unit for the same period in 1999. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

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

At this time, two properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge, and Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following operational properties:

The Hartford Building/Fund V - Fund VI Joint Venture
----------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental Income                           $     179,374       $     179,374       $     538,124       $     538,124
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                 73,008              73,008             219,024             219,024
  Management & leasing expenses                 7,407               7,242              21,891              21,726
  Other operating expenses                     (1,595)              2,643               7,410               7,506
                                        -------------       -------------       -------------       -------------
                                               78,820              82,893             248,325             248,256
                                        -------------       -------------       -------------       -------------

Net income                              $     100,554       $      96,481       $     289,799       $     289,868
                                        =============       =============       =============       =============

Occupied %                                        100%                100%                100%                100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 53.6%               53.6%               53.6%               53.6%

Cash Distribution to Partnership        $      93,921       $      91,700       $     275,407       $     275,219

Net Income Allocated to the
  Partnership                           $      53,894       $      51,690       $     155,324       $     155,234

Net income increased and expenses decreased for the three months ended September 30, 2000, as compared to 1999, due primarily to a timing difference in insurance reimbursements from the tenant, which was recorded in the second quarter of 1999, but in the third quarter of 2000.

Stockbridge Village II/Fund V - Fund VI Joint Venture
-----------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental Income                           $      77,992       $      75,654       $     233,496       $     230,964
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                 26,241              26,304              78,723              78,039
  Management & leasing expenses                 8,923               9,921              28,536              26,930
  Other operating expenses                      9,482              17,021              31,128              33,304
                                        -------------       -------------       -------------       -------------
                                               44,646              53,246             138,387             138,273
                                        -------------       -------------       -------------       -------------

Net income                              $      33,346       $      22,408       $      95,109       $      92,691
                                        =============       =============       =============       =============

Occupied %                                        100%                100%                100%                100%

Partnership's Ownership % in the
  Fund V - Fund VI Joint Venture                 53.6%               53.6%               53.6%               53.6%


Cash Distribution to Partnership        $      32,583       $      23,783       $      95,107       $      81,939

Net Income Allocated to the
  Partnership                           $      17,873       $      12,005       $      50,976       $      49,645

Rental income and net income are relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Operating expenses are lower for the three months ended September 30, 2000, as compared to the same period in 1999, due to timing differences in vendor invoicing of various operating expenses. Cash distributions are greater in 2000, due primarily to lease acquisition fees paid in 1999, which lowered the cash available for distribution in 1999.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental Income                           $     242,763       $     243,182       $     728,288       $     728,690
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                 87,646              87,646             262,939             262,939
  Management & leasing expenses                 2,361              14,627               7,082              37,314
  Other operating expenses                      3,555               4,181              14,984              14,592
                                        -------------       -------------       -------------       -------------
                                               93,562             106,454             285,005             314,845
                                        -------------       -------------       -------------       -------------

Net income                              $     149,201       $     136,728       $     443,283       $     413,845
                                        =============       =============       =============       =============

Occupied %                                        100%                100%                100%                100%

Partnership's Ownership % in the
  Fund V-VI-VII Joint Venture                    41.8%               41.8%               41.8%               41.8%


Cash Distribution to Partnership        $      99,971       $      94,586       $     298,108       $     285,633

Net Income Allocated to the
  Partnership                           $      62,412       $      57,194       $     185,426       $     173,112

Rental income remained stable for the nine months and the three months ended September 30, 2000, as compared to the nine months and the three months ended September 30, 1999.

Management and leasing fees decreased for both the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to a lower rate charged starting October, 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

Stockbridge Village III / Fund VI - Fund VII Joint Venture
----------------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental Income                           $      77,651       $      76,916       $     231,384       $     233,518
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                 21,409              20,711              64,225              65,754
  Management & leasing expenses                 9,268               9,260              28,046              27,999
  Other operating expenses                      3,783              10,105               6,391              19,683
                                        -------------       -------------       -------------       -------------
                                               34,460              40,076              98,662             113,436
                                        -------------       -------------       -------------       -------------

Net income (loss)                       $      43,191       $      36,840       $     132,722       $     120,082
                                        =============       =============       =============       =============

Occupied %                                        100%                100%                100%                100%

Partnership's Ownership % in the
  Fund VI - Fund VII Joint Venture               44.3%               43.7%               44.3%               43.7%

Cash Distribution to Partnership        $      29,068       $      27,376       $      88,750       $      80,913

Net Income (Loss) Allocated to the
  Partnership                           $      19,051       $      16,100       $      58,188       $      52,478

Rental income remained relatively stable for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999.

Net income and cash distributions have increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due primarily to decreased expenses for legal fees, accounting fees and administrative salary.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 44.3% for 2000, as compared to 43.7% in September 30, 1999, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture
-----------------------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental income                           $     214,051       $     213,028       $     658,907       $     670,852
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                104,129              79,605             312,389             277,862
  Management & leasing expenses                28,099              22,263              85,165              93,200
  Other operating expenses                     29,194              14,889              70,302              39,670
                                        -------------       -------------       -------------       -------------
                                              161,422             116,757             467,856             410,732
                                        -------------       -------------       -------------       -------------

Net income                              $      52,629       $      96,271       $     191,051       $     260,120
                                        =============       =============       =============       =============

Occupied %                                         92%                 94%                 92%                 94%

Partnership's Ownership %                        26.9%               26.9%               26.9%               26.9%

Cash Distribution to Partnership        $      46,136       $      45,857       $     148,362       $     136,915

Net Income Allocated to the
  Partnership                           $      14,136       $      25,858       $      51,316       $      69,868

Rental income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased occupancy. Other operating expenses increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999 due to appraisal fees for this property which is currently being marketed for sale and a decrease in the common area maintenance reimbursements from tenants. Monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture
------------------------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                        Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                        -------------       -------------       -------------       -------------
Revenues:
Rental income                           $      88,046       $      67,729       $     253,854       $     212,355
                                        -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                 38,690              37,350             112,992             111,553
  Management & leasing expenses                11,628              14,104              34,348              31,831
  Other operating expenses                     10,192               3,811              29,979               4,797
                                        -------------       -------------       -------------       -------------
                                               60,510              55,265             177,319             148,181
                                        -------------       -------------       -------------       -------------

Net income                              $      27,536       $      12,464       $      76,535       $      64,174
                                        =============       =============       =============       =============

Occupied %                                         93%                 86%                 93%                 86%

Partnership's Ownership % in the Fund
  VI - Fund VII Joint Venture                    44.3%               43.7%               44.3%               43.7%

Cash Distribution to Partnership        $      26,620       $      27,933       $      86,616       $      92,826


Net Income Allocated to the
  Partnership                           $      12,146       $       5,447       $      33,564       $      28,045

Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same period in 1999, due to increased rental renewal rates this year and increased occupancy in the third quarter of 2000.

Other operating expenses increased due to increased legal fees and decreases in common area maintenance billing to tenants. In 1999, monthly common area maintenance billing to tenants were increased to offset 1998 underpayments. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership percentage in the Fund VI - Fund VII Joint Venture increased to 44.3%, as compared to 43.7% in September 30, 1999, due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------------

                                                           Three Months Ended                      Nine Months Ended
                                                           ------------------                      -----------------
                                                  Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                                  -------------       -------------       -------------       -------------
Revenues:
 Rental income                                    $     380,278       $     380,278       $   1,140,832       $   1,140,832
 Interest income                                            240               1,159               1,745               3,461
                                                  -------------       -------------       -------------       -------------
                                                        380,518             381,437           1,142,577           1,144,293
                                                  -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                          111,606             111,606             334,818             334,818
  Management & leasing expenses                          48,166              47,891             145,306             144,824
  Other operating expenses                              129,132             111,440             354,742             321,275
                                                  -------------       -------------       -------------       -------------
                                                        288,904             270,937             834,866             800,917
                                                  -------------       -------------       -------------       -------------

Net income                                        $      91,614       $     110,500       $     307,711       $     343,376
                                                  =============       =============       =============       =============

Occupied %                                                  100%                100%                100%                100%

Partnership's Ownership % in the Fund
  VI - Fund VII - Fund VIII Joint Venture                  34.3%               34.3%               34.3%               34.3%

Cash Distribution to Partnership                  $      72,461       $      78,929       $     228,640       $     240,856

Net Income Allocated to the Partnership           $      31,378       $      37,846       $     105,392       $     117,607

Net income and cash distributions have decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999 due primarily to increased janitorial expenses and expenses for an application of water repellent on the building.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                           Three Months Ended                      Nine Months Ended
                                                           ------------------                      -----------------
                                                  Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                                  -------------       -------------       -------------       -------------
Revenues:
  Rental income                                   $     210,475       $     192,850       $     626,366       $     579,169
  Interest income                                             0               2,374               1,988               7,663
                                                  -------------       -------------       -------------       -------------
                                                        210,475             195,224             628,354             586,832
                                                  -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                           67,554              64,677             200,204             190,779
  Management & leasing expenses                          19,389              16,639              60,466              49,281
  Other operating expenses                               13,699              18,093             (32,553)             47,541
                                                  -------------       -------------       -------------       -------------
                                                        100,642              99,409             228,117             287,601
                                                  -------------       -------------       -------------       -------------

Net income                                        $     109,833       $      95,815       $     400,237       $     299,231
                                                  =============       =============       =============       =============

Occupied %                                                   97%                 91%                 97%                 91%

Partnership's Ownership % in the Fund VI -
  Fund VII - Fund VIII Joint Venture                       34.3%               34.3%               34.3%               34.3%

Cash Distribution to Partnership                  $      60,844       $      55,381       $     207,138       $     168,959

Net Income Allocated to the
  Partnership                                     $      37,618       $      32,817       $     137,082       $     102,488

Rental income, net income, depreciation expenses and management and leasing expenses have increased in 2000, as compared to 1999, due to the increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billing to the tenants which were increased in 2000 to offset 1999 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

                                                           Three Months Ended                      Nine Months Ended
                                                           ------------------                      -----------------
                                                  Sept 30, 2000       Sept 30, 1999       Sept 30, 2000       Sept 30, 1999
                                                  -------------       -------------       -------------       -------------
Revenues:
  Rental income                                   $     249,102       $     238,923       $     713,717       $     703,538
  Interest income                                            32                   8                  71                  47
                                                  -------------       -------------       -------------       -------------
                                                        249,134             238,931             713,788             703,585
                                                  -------------       -------------       -------------       -------------

Expenses:
  Depreciation                                          110,562             111,379             331,687             332,906
  Management & leasing expenses                          10,360              22,863              46,653              73,992
  Other operating expenses                               51,473              48,342              30,688              28,699
                                                  -------------       -------------       -------------       -------------
                                                        172,395             182,584             409,028             435,597
                                                  -------------       -------------       -------------       -------------

Net income                                         $     76,739       $      56,347       $     304,760       $     267,988
                                                  =============       =============       =============       =============

Occupied %                                                   97%                 97%                 97%                 97%

Partnership's Ownership %                                  10.7%               10.7%               10.7%               10.7%

Cash Distribution to Partnership                   $     17,492       $      18,629       $      68,335       $      63,310

Net Income Allocated to the
  Partnership                                      $      6,242       $       6,034       $      32,634       $      28,696

Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remained relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Net income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the lower management and leasing expenses.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                                   (Registrant)


Dated: November 10, 2000           By:  /s/ Leo F. Wells, III
                                        ----------------------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.