Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND VI L P
filed 2001-03-28
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                 December 31, 2000                   or
                           -------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ________________________ to _____________________
Commission file number         0-23656

                       Wells Real Estate Fund VI, L. P
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                        58-2022628
-----------------------------------     ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Suite 250
Norcross, Georgia                                               30092
----------------------------------------             ---------------------------
(Address of Principal executive offices)                     (Zip code)

Registrant's telephone number, including area code         (770) 449-7800
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

          Title of each class               Name of exchange on which registered
----------------------------------------    ------------------------------------
                 None                                       None
----------------------------------------    ------------------------------------

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II") which are owned by the Fund V - Fund VI Joint Venture;
(iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building") which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") which are owned by the Fund VI - Fund VII Joint Venture; (v) a shopping center expansion located in Clayton County, Georgia (the "Stockbridge Village I Expansion") which is owned by the Fund VI - Fund VII Joint Venture; (vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Road Project") which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") which is owned by the Fund VI, VII, VIII Joint Venture; (viii) a shopping center located in Clemmons, North

Carolina (the "Tanglewood Commons") which is owned by the Fund VI, VII, VIII Joint Venture; and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons") which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole General Partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings and six are retail buildings. The Partnership does not have control over the operations of the joint ventures, however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 99% occupied, as compared to 98% as of December 31, 1999 and 95% as of December 31, 1998.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                              Partnerships
Year of        Number of                     Annualized         Share of         Percentage of       Percentage of
Lease            Leases          Square         Base           Annualized        Total Square     Total Annualized
Expiration      Expiring     Feet Expiring     Rent(1)       Gross Base Rent     Feet Expiring        Base Rent
------------------------------------------------------------------------------------------------------------------------
    2001           12           42,294           667,105          205,364            10.6%              11.7%
    2002           26           49,914           823,793          255,576            12.5%              14.4%
    2003 (2)       16           95,924         1,071,308          502,026            24.1%              18.8%
    2004            7           25,428           403,864          139,151             6.4%               7.1%
    2005            7           20,682           311,232          124,859             5.2%               5.5%
    2006 (3)        5          160,328         2,385,422          903,257            40.3%              41.7%
    2007            1            3,600            46,793            5,007             0.9%               0.8%
    2008            0                0                 0                0             0.0%               0.0%
    2009            0                0                 0                0             0.0%               0.0%
    2010            0                0                 0                0             0.0%               0.0%
-------------------------------------------------------------------------------------------------------------

                   74          398,170        $5,709,517       $2,135,240           100.0%             100.0%

(1)   Average monthly gross rent over the life of the lease, annualized.

(2)   Expiration of Hartford Fire Insurance Company lease of 71,000 square feet.

(3) Expiration of Marathon lease of 76,000 square feet and BellSouth lease of 69,424 square feet.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

Fund V - Fund VI Joint Venture
------------------------------

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V and Fund VI Associates (the "Fund V - Fund VI Joint Venture"). The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $5,329,541, and Wells Fund V had contributed approximately $4,544,601 to the Fund V - Fund VI Joint Venture. The Partnership holds an approximately 54% equity interest, and Wells Fund V currently holds an approximately 46% equity interest in the Fund V - Fund VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V - Fund VI Joint Venture:

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

The occupancy rate at the Hartford Building was 100% as of years ended December 31 2000, 1999 and 1998. The average effective annual rental per square foot at the Hartford Building is $10.11 for 2000, 1999, 1998, 1997 and 1996.

Stockbridge Village II
----------------------

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as capital contribution to the Fund V - Fund VI Joint Venture.

Construction of a 5,400 square foot retail building was completed in November, 1994. A second retail building containing approximately 10,423 square feet was completed in June, 1995. The entire first building was leased by Apple Restaurants, Inc. for nine years and eleven months beginning in December 9, 1994. The annual base rent under the lease is $125,982 until December 15, 1999, at which time the annual base rent increased to $137,700.

The total construction cost of the second building in Stockbridge Village II was approximately $2,933,000. As of December 31, 2000, the Partnership contributed $1,896,834, and Wells Fund V contributed $1,035,804 to the Fund V - Fund VI Joint Venture for the acquisition and development of Stockbridge Village II.

The occupancy rate at the Stockbridge Village II Property at year end was 100% for 2000 and 1999 and 72% for 1998. The average effective annual rental per square foot at the Stockbridge Village II Property was $19.70 for 2000, $19.66 for 1999, $14.90 for 1998, $14.88 for 1997 and $12.43 for 1996.

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

The occupancy rate at the Marathon Building was 100% for the years ended 2000, 1999 and 1998. The average effective annual rental per square foot in the Marathon Building is $$12.78 for 2000, 1999 and 1998, $12.74 for 1997 and $12.78
for 1996.

Fund VI - Fund VII Joint Venture
--------------------------------

On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement known as Fund VI and Fund VII Associates (the "Fund VI-Fund VII Joint Venture"). As of December 31, 2000, the Partnership contributed $2,710,639, including its cost to acquire land, and Wells Fund VII contributed $3,358,633 to the Fund VI - Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Project and the Stockbridge Village I Expansion. As of December 31, 2000, the Partnership's equity interest in the Fund VI - VII Joint Venture was approximately 44.8%, and Wells Fund VII's equity interest in the Fund VI - VII Joint Venture was approximately 55.2%. The Partnership owns interests in the following two properties through the Fund VI-Fund VII Joint Venture:

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

As of December 31, 2000, the Partnership had contributed $1,033,285, and Wells Fund VII contributed $1,917,483 to the Fund VI-Fund VII Joint Venture for the acquisition and development of the Stockbridge Village III Property.

The first building is a 3,200 square foot restaurant which was completed in March 1995, at a cost of approximately $400,000 excluding land. The space is now being leased by RMS / Fazoli's, which signed a 13 year lease that commenced on December 10, 1998.

Construction began in January, 1995, on a second outparcel building containing approximately 15,000 square feet for approximately $1,500,000 excluding land. In October 1995, Damon's Clubhouse occupied a 6,732 square foot restaurant. The term of the lease is for nine years and eleven months commencing October, 1995. The initial annual base rent is $102,375 through March, 2001 and $115,375 thereafter.

The occupancy rate at the Stockbridge Village III Property at year end was 100% for the year ended 2000, 1999, and 1998. The average effective annual rental per square foot at the Stockbridge Village III Property was $17.05 for 2000, $17.08 for 1999, $13.08 for 1998, $15.67 for 1997 and $14.15 for 1996.

Stockbridge Village I Expansion
-------------------------------

On June 7, 1995, the Fund VI - Fund VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for a total price of approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April, 1996 with Cici's Pizza occupying a 4,000 square foot restaurant. The term of the CiCi's lease is for nine years and eleven months commencing in April, 1996. The initial base rent is $48,000. In the third year, the annual base rent increases to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000. Fourteen additional tenants have occupied the remaining square feet at the property in 2000.

As of December 31, 2000, the Partnership contributed a total of $1,677,354, and Wells Fund VII contributed a total of $1,441,150 for a total cost of approximately $3,118,504 toward the development and construction of the Stockbridge Village I Expansion.

The occupancy rate at the Stockbridge Village I Expansion was 100% at year end 2000, 86% for 1999 and 81% at year end 1998. The average effective annual rental per square foot was

$11.97 for 2000, $10.74 for 1999, $10.08 for 1998, $6.82 for 1997 and $2.69 for
1996, the first year of occupancy.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction of two buildings with a total of 49,534 square feet. As of December 31, 2000, Fourteen tenants occupied the Holcomb Bridge property for an occupancy rate of 92% for 2000, 100% for 1999 and 94% for 1998. The average effective annual rental per square foot was $17.55 for 2000, $19.26 for 1999, $17.62 for 1998, $13.71 for 1997 and $9.87 for 1996, the first year of occupancy.

As of December 31, 2000, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, the Partnership contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was approximately $5,454,582, excluding land.

Fund VI-VII-VIII Joint Venture
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VII and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership contributed approximately $6,067,688 for an approximately 34.3% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 2000, Wells Fund VIII contributed $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint

Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

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

The average effective annual rental per square foot at the BellSouth Property at year end was $16.36 for 2000, 1999 and 1998, $16.40 for 1997 and $14.15 for
1996, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999 and 1998.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will be held for future development or resale. As of December 31, 2000, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center is approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extention options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is

$488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales at this location exceed $35,000,000 for any lease year.

The year-end occupancy rate at Tanglewood Commons was 100% for 2000 and 91% for 1999 and 1998. The average effective annual rental per square foot at Tanglewood Commons was $12.53 for 2000, $11.48 for 1999, $10.96 for 1998 and $9.12 for
1997, the first year of occupancy.

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

As of December 31, 2000, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of December 31, 2000, the equity interest in the Fund I - II - II-OW - VI - VII Joint Venture were as follows:
Wells Fund I 24%, Fund II-Fund II-OW Joint Venture 54%, Wells Fund VII 11% and the Partnership 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug ("Kroger") which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 2000, the Cherokee Property was approximately 98% occupied by 22 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying 10% or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease calls for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental as the original lease.

The occupancy rate at year end for the Cherokee Property was 98% in 2000, 97% in 1999 and 91% for 1998. The average effective annual rental per square foot at the Cherokee Property was $9.31 for 2000, $9.11 for 1999, $8.78 for 1998, $8.49
for 1997 and $8.59 for 1996.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners for the year of 2000.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
---------------------------------------------------------------------------

As of February 28, 2001, the Partnership had 2,198,970 outstanding Class A Units held by a total of 1,654 Limited Partners and 301,030 outstanding Class B Units held by a total of 183 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 2000 be $10.10 per Class A Unit and $14.70 per Class B Units based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A units) until they have received 10% of their adjusted capital contributions. Net Cash From Operations, as defined in the Partnership Agreement to mean Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distribution has been made to the General Partner as of December 31, 2000.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during the two most recent fiscal years were as follows:

                                     Per Class A Unit
                                     ----------------
            Distributions For        Total Cash        Investment    Return of
            Quarter Ended           Distribution         Income       Capital
            -------------           ------------         -------      --------
            March 31, 1999             $427,108          $ 0.20        $0.00
            June 30, 1999              $449,797          $ 0.21        $0.00
            Sept. 30, 1999             $460,616          $ 0.11        $0.10
            Dec. 31, 1999              $475,835          $ 0.12        $0.10
            March 31, 2000             $494,887          $ 0.12        $0.11
            June 30, 2000              $494,941          $ 0.11        $0.11
            Sept. 30, 2000             $494,957          $ 0.12        $0.11
            Dec. 31, 2000              $481,146          $ 0.11        $0.10

Fourth quarter distributions were accrued for accounting purposes in 2000, and was not actually paid to the limited partners holding Class A Units until February 2001.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

The Partnership commenced the offering on April 5, 1993, but did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units in May, 1993.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                       2000           1999             1998              1997              1996
                               -------------  -------------    -------------     -------------     -------------
Total assets                    $17,602,253    $18,532,975      $19,328,676       $20,218,514       $20,880,163
Total revenues                    1,107,788      1,056,568          939,519           884,802           675,782
Net income                        1,027,798        969,613          855,788           795,654           589,053
Net income allocated to
  Class A Limited Partners        1,027,798      1,274,859        1,770,058         1,677,826         1,234,717
Net loss allocated to
  Class B Limited Partners                0       (305,246)        (914,270)         (882,172)         (645,664)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                   .47            .58              .81               .78               .59
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                     0           (.99)           (2.80)            (2.47)            (1.60)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
Investment Income                       .46            .64              .80               .73               .57
Return of Capital                       .43            .20              .00               .00               .00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General

Gross revenues of the Partnership were $1,107,788 for the fiscal year ended December 31, 2000, as compared to $1,056,568 for the fiscal year ended December 31, 1999 and $939,519 for the fiscal year ended December 31, 1998. The increase for 2000 over 1999 and 1998 was due primarily to increased income from the Joint Venture due to increased occupancy at some of the properties.

Expenses of the Partnership were $79,990 for 2000, as compared to $86,955 for 1999 and $83,731 for 1998. The slight change in expenses for 2000, as compared to 1999 and 1998 was primarily due to fluctuations in legal and accounting expenses and decreases in partnership administration.

Net income of the Partnership was $1,027,798 for the fiscal year ended December 31, 2000, as compared to $969,613 for the fiscal year ended December 31, 1999 and $855,788 for the year ended December 31, 1998. The increase in net income for 2000 over 1999 and 1998 is due primarily to increased earnings from joint ventures.

The Partnership made cash distributions to the limited partners holding Class A Units of $.89 for fiscal year 2000 as compared to $.83 per Class A Unit for fiscal year 1999 and $.80 for fiscal year 1998. Distributions accrued for the fourth quarter of 2000 to the limited partners holding Class A Units were paid in February, 2001. No cash distributions were made to limited partners holding Class B Units.

Property Operations
-------------------

As of December 31, 2000, the Partnership's ownership interest in Fund I, II, II-OW, VI and VII Joint Venture was 10.7%, in Fund II, III, VI and VII Joint Venture was 26.9%, in Fund V and VI Joint Venture was 53.6%, in Fund V,VI, and VII Joint Venture was 41.8%, in Fund VI and VII Joint Venture was 44.8% and in Fund VI,VII and VIII Joint Venture was 34.3%.

As of December 31, 2000, the Partnership owned interests through interests in the following properties through its investment in joint ventures:

The Hartford Building - Fund V - Fund VI Joint Venture
------------------------------------------------------

                                                                            For the Year Ended December 31
                                                                            ------------------------------
                                                                   2000                   1999                   1998
                                                                   ----                   ----                   ----
Revenues:
  Rental income                                                  $717,499               $717,499               $717,499
  Interest income                                                     750                      0                      0
                                                                ----------             ----------             ----------
                                                                  718,249                717,499                717,499
                                                                ----------             ----------             ----------

Expenses
  Depreciation                                                    292,031                292,031                292,032
  Management & leasing expenses                                    29,133                 28,968                 27,719
  Other operating expenses                                         12,251                 11,282                 10,530
                                                                ----------             ----------             ----------
                                                                  333,415                332,281                330,281
                                                                ----------             ----------             ----------

Net income                                                       $384,834               $385,218               $387,218
                                                                ==========             ==========             ==========

Occupied %                                                            100%                   100%                   100%

Partnership's Ownership %                                            53.6%                  53.6%                  53.5%

Cash Distribution to the Partnership                             $366,371               $366,351               $365,986

Net Income Allocated to the
  Partnership                                                    $206,260               $206,339               $207,076

Revenues, net income and cash distributions to the Partnership remained relatively stable in 2000, as compared to 1999 and 1998.

The Partnership's ownership in the Fund V-Fund VI Joint Venture increased from 53.5% in 1998, to 53.6% in 1999 and 2000, due to additional fundings by the Partnership, which increased the Partnership's ownership interest and decreased Wells Fund V's ownership interest in the Fund V - Fund VI Joint Venture.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

Stockbridge Village II - Fund V - Fund VI Joint Venture
-------------------------------------------------------

                                                                         For the Year Ended December 31
                                                                         ------------------------------
                                                                  2000              1999               1998
                                                                  ----              ----               ----
Revenues:
  Rental income                                                 $311,788          $311,112           $235,776
                                                                --------          --------           --------
Expenses

  Depreciation                                                   104,960           104,962            101,971
  Management & leasing expenses                                   38,221            36,199             29,648
  Other operating expenses                                        27,940            43,637             32,156
                                                                --------          --------           --------
                                                                 171,121           184,798            163,775
                                                                --------          --------           --------

Net income                                                      $140,667          $126,314           $ 72,001
                                                                ========          ========           ========

Occupied %                                                           100%              100%                72%

Partnership's Ownership %                                           53.6%             53.6%              53.5%

Cash Distribution to the Partnership                            $134,233          $114,220           $ 89,458

Net Income Allocated to the Partnership                         $ 75,393          $ 67,666           $ 38,513

Net income and cash distributions allocated to the Partnership are greater in 2000 and 1999, as compared to 1998, due primarily to increased occupancy. Expenses decreased in 2000, as compared to 1999, due to an increase in common area maintenance billings to the tenants in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Partnership's ownership percentage in the Fund V - Fund VI Joint Venture increased to 53.6% in 2000 and 1999 as compared to 53.5% in 1998 due to additional investments by the Partnership which increased the Partnership's ownership interest in the Fund V-Fund VI Joint Venture.

The Stockbridge Village II Project incurred property taxes of $23,975 for 2000, $24,121 for 1999 and $23,508 for 1998.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, Page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

The Marathon Building/Fund V-VI-VII Joint Venture
-------------------------------------------------

                                                                       For the Year Ended December 31
                                                                2000               1999                 1998
                                                                ----               ----                 ----
Revenues:
  Rental income                                               $971,050           $971,051            $971,447
                                                              --------           --------            --------

Expenses:
  Depreciation                                                 350,585            350,585             350,585
  Management & leasing expenses                                  9,442             39,659              34,632
  Other operating expenses                                      20,791             19,441              12,261
                                                              --------           --------            --------
                                                               380,818            409,685             397,478
                                                              --------           --------            --------

Net income                                                    $590,232           $561,366            $573,969
                                                              ========           ========            ========

Occupied %                                                         100%               100%                100%

Partnership's Ownership %                                         41.8%              41.8%               41.8%

Cash Distribution to the Partnership                          $397,137           $385,063            $388,557

Net Income Allocated to the
  Partnership                                                 $246,894           $234,819            $236,782

Rental income remained relatively stable in 2000, 1999 and 1998. Management and leasing fees decreased, as compared to 1999, due to a lower rate charged starting in October 1999. The management and leasing agreement reduces fees to 1% after five years on triple-net leases of ten years or more. As a result, net income and cash distribution to the Partnership increased.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, See Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, Page 3.

Stockbridge Village III/Fund VI - Fund VII Joint Venture
--------------------------------------------------------

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
                                                                     2000                  1998               1999
                                                                     ----                  ----               ----
Revenues:
  Rental income                                                    $310,374             $310,887            $238,093
                                                                   --------             --------            --------

Expenses:
  Depreciation                                                       85,635               86,459              91,053
  Management and leasing expenses                                    38,094               36,146              32,844
  Other operating expenses                                           14,843               26,158             145,402
                                                                   --------             --------            --------
                                                                    138,572              148,763             269,299
                                                                   --------             --------            --------

Net income(loss)                                                   $171,802             $162,124            $(31,206)
                                                                   ========             ========            ========

Occupied %                                                              100%                 100%                100%

Partnership's Ownership %                                              44.8%                43.7%               43.7%

Cash Distribution to the Partnership                               $116,226             $108,126            $ 27,885

Net Income (Loss) Allocated to the Partnership                     $ 75,679             $ 70,851            $(13,520)

Rental income remained stable, as compared to 1999, due to 100% occupancy for the two whole years at the property.

Net income and cash distributions have increased, as compared to 1999, due primarily to decreased expenses for legal fees and administrative salaries. Other operating expenses were higher in 1998 due to bad debt expense recorded in 1998.

The Stockbridge Village III Property incurred property taxes of 25,508 for 2000, $26,211 for 1999 and $25,248 for 1998.

The Partnership's ownership in the Fund VI-Fund VII Joint Venture increased to 44.8%, as compared to 43.7% in 1999 and 1998, due to additional funding by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Stockbridge Village I Expansion/Fund VI - Fund VII Joint Venture
----------------------------------------------------------------

                                                                        For the Year Ended December 31
                                                                        ------------------------------
                                                                  2000               1999               1998
                                                                  ----               ----               ----
     Revenues:
       Rental income                                           $349,557            $313,566           $294,318
                                                               --------            --------           --------

     Expenses:
       Depreciation                                             147,577             149,132            141,843
       Management & leasing expenses                             46,590              43,918             44,398
       Other operating expenses                                  38,142              12,461             18,181
                                                               --------            --------           --------
                                                                232,309             205,511            204,422
                                                               --------            --------           --------
     Net income                                                $117,248            $108,055           $ 89,896
                                                               ========            ========           ========

     Occupied %                                                      93%                 86%                81%

     Partnership's Ownership %                                     44.8%               43.7%              43.7%

     Cash Distribution to Partnership                          $123,453            $122,586           $ 96,809

     Net Income Allocated to the
          Partnership                                          $ 51,787            $ 47,222           $ 38,827

Rental income increased as compared to 1999 and 1998 due to increased rental renewal rates this year and increased occupancy.

Other operating expenses increased due to increased legal fees and decreases in common area maintenance billing to tenants. In 1999, monthly common area maintenance billing to tenants were overcharged. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The Stockbridge Village I Expansion incurred property taxes of $25,919 for 2000, $23,085 for 1999, and $22,565 for 1998.

The Partnership's ownership in the Fund VI-Fund VII Joint Venture increased to 44.8%, as compared to 43.7% in 1999 and 1998, due to additional funding by the Partnership, which increased the Partnership's ownership in the Fund VI-Fund VII Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, refer to Item 2, Properties, page 3.

  Holcomb Bridge Road Property / Fund II - III - VI - VII Joint Venture
  ---------------------------------------------------------------------

                                                                   For the Year Ended December 31,
                                                                   -------------------------------
                                                            2000                1999                 1998
                                                            ----                ----                 ----
   Revenues:
     Rental income                                        $  869,390           $  953,952          $  872,978
     Other income                                                  0               23,843              36,000
                                                          ----------           ----------          ----------
                                                             869,390              977,795             908,978
                                                          ----------           ----------          ----------

   Expenses:
     Depreciation                                            355,293              415,165             376,290
     Management & leasing expenses                           111,567              129,797              97,701
     Other operating expenses                                171,997               93,535             107,418
                                                          ----------           ----------          ----------
                                                             638,857              638,497             581,409
                                                          ----------           ----------          ----------

   Net income                                             $  230,533           $  339,298          $  327,569
                                                          ==========           ==========          ==========

   Occupied %                                                     92%                 100%                 94%

   Partnership's Ownership %                                    26.9%                26.9%               26.9%

   Cash Distribution to Partnership                       $  174,934           $  204,085          $  199,946

   Net Income Allocated to the
     Partnership                                          $   61,921           $   91,135          $   87,914

Rental income decreased in 2000, as compared to 1999 and 1998, due to decreased occupancy. Depreciation expense was higher in 1999, as compared to 1998 and 2000, due to increased tenant improvement for new tenants for 1999 and some tenant improvement becoming fully depreciated in 1999. Other operating expenses increased due to appraisal fees for this property and a bad debt recorded in this year.

The Holcomb Bridge Property incurred property taxes of $52,887 for 2000, $53,896 for 1999, and $52,162 for 1998.

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

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                                             For the Year Ended December 31
                                                                             ------------------------------
                                                                   2000                   1999                     1998
                                                                   ----                   ----                     ----
     Revenues:
       Rental income                                           $ 1,521,109           $  1,521,109             $  1,521,109
       Interest income                                               1,997                  4,763                    7,806
       Other income                                                    360                    360                    9,373
                                                               -----------           ------------             ------------
                                                                 1,523,466              1,526,232                1,538,288
                                                               -----------           ------------             ------------

     Expenses:
       Depreciation                                                446,430                446,429                  444,448
       Management & leasing expenses                               193,474                192,716                  190,025
       Other operating expenses                                    430,664                415,562                  436,403
                                                               -----------           ------------             ------------
                                                                 1,070,568              1,054,707                1,070,876
                                                               -----------           ------------             ------------

     Net income                                                $   452,898           $    471,525             $    467,412
                                                               ===========           ============             ============

     Occupied %                                                        100%                   100%                     100%
                                                               ===========           ============             ============


     Partnership's Ownership %                                        34.3%                  34.3%                    34.3%
                                                               ===========           ============             ============

     Cash Distribution to Partnership                          $   319,450           $    325,961             $    323,745
                                                               ===========           ============             ============

     Net Income Allocated to Partnership                       $   155,118           $    161,499             $    160,090
                                                               ===========           ============             ============


Rental income, depreciation and management and leasing expenses have remained relatively stable in 2000, 1999 and 1998, while other operating expenses have increased, as compared to 1999, due primarily to increased janitorial expenses and expenses for an application of water repellent on the building. As a result, net income and cash distribution to the Partnership decreased in 2000.

The BellSouth Property incurred property taxes of $168,751 for 2000, $166,706 for 1999 and $171,629 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Tanglewood Commons / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                                           For the Year Ended December 31
                                                                           ------------------------------
                                                               2000                     1999                  1998
                                                               ----                     ----                  ----
     Revenues:
       Rental income                                       $  843,761             $    772,907            $  737,862
       Interest income                                          1,988                   10,174                17,610
                                                           ----------             ------------            ----------
                                                              845,749                  783,081               755,472
                                                           ----------             ------------            ----------

     Expenses:
       Depreciation                                           268,972                  255,456               244,311
       Management & leasing expenses                           80,158                   66,637                61,562
       Other operating expenses                               (19,909)                  67,726                49,338
                                                           ----------             ------------            ----------
                                                              329,221                  389,819               355,211
                                                           ----------             ------------            ----------

     Net income                                            $  516,528             $    393,262            $  400,261
                                                           ==========             ============            ==========

     Occupied %                                                   100%                      91%                   91%
                                                           ==========             ============            ==========

     Partnership's Ownership %                                   34.3%                    34.3%                 34.3%
                                                           ==========             ============            ==========

     Cash Distribution to Partnership                      $  271,576             $    223,973            $  218,408
                                                           ==========             ============            ==========

     Net Income Allocated to Partnership                   $  176,914             $    134,694            $  137,091
                                                           ==========             ============            ==========


Rental income, depreciation, and management and leasing expenses increased in 2000, as compared to 1999 and 1998, due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 under billing. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result, net income and cash distribution to the Partnership increased.

The Tanglewood Commons Property incurred property taxes of $54,005 for 2000, $53,259 in 1999 and $52,229 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item, Business, page 2. For additional information on the tenants, etc. refer to Item 2, Properties page 3.

Cherokee Commons Shopping Center / Fund I - II - II-OW - VI - VII Joint Venture.
--------------------------------------------------------------------------------

                                                               For the Year Ended December 31
                                                               ------------------------------
                                                      2000                  1999                 1998
                                                      ----                  ----                 ----
 Revenues:
   Rental Income                                $  965,306           $   945,222            $  909,831
   Interest Income                                      78                    68                    84
                                                ----------           -----------            ----------
                                                   965,384               945,290               909,915
                                                ----------           -----------            ----------
 Expenses:
   Depreciation                                    442,250               447,969               444,660
  Management & leasing expenses                     74,422                94,149                82,517
   Other operating expenses                         54,090                68,089                84,676
                                                ----------           -----------            ----------
                                                   570,762               610,207               611,853
                                                ----------           -----------            ----------

 Net income                                     $  394,622           $   335,083            $  298,062
                                                ==========           ===========            ==========

 Occupied %                                             98%                   97%                   91%

 Partnership's Ownership %                            10.7%                 10.7%                 10.7%

 Cash Distribution to Partnership               $   89,038           $    83,485            $   79,238

 Net Income Allocated to the Partnership        $   42,256           $    35,881            $   31,916

Rental income increased in 2000, as compared to 1999 and 1998, due to an increase in occupancy and rental renewals. Management and leasing expenses decreased in 2000, as compared to 1999, due to decreased leasing commission. Management and leasing expenses increased in 1999 as compared to 1998, due to an increase in occupancy and rental rates. Depreciation expense decreased in 2000 as compared to 1999 due to some tenant improvements becoming fully depreciated in 1999. Operating expenses decreased in 2000, as compared to 1999, due to a reimbursable tenant improvement write-off in 1999, and decreased in 1999 as compared to 1998, due to increased CAM billings to tenants that were under-accrued in 1998, offset by increased expenses for tenant improvements, HVAC repairs, and a partial demolition of a tenant suite in 1999. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant.

Real estate taxes were $82,048 for 2000, $87,411 for 1999 and $77,311 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on April 4, 1994, the Partnership raised a total of $25,000,000 in capital through the sale of 2,500,000 units. No additional units will be sold by the Partnership. From the original funds raised, the Partnership incurred $4,619,157 in commissions, acquisition fees, organization and offering costs; invested $20,354,775 in properties; and reserved $26,068 as working capital reserves.

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements at Stockbridge Village II, Stockbridge Expansion and at the Holcomb Bridge Road Property, the General Partners have used $223,932 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. The General Partners anticipate that the remaining $26,068 in working capital reserves will be sufficient to meet its future needs.

The Partnership net cash used in operating activities increased from $70,649 for the year ended December 31, 1998 to $80,493 for the year ended December 31, 1999 but decreased to $64,324 for the year ended December 31, 2000 primarily due to increased interest income and decreased expenses in 2000. Net cash provided by investing activities increased from $1,693,826 in 1998 to $1,855,362 in 1999 and to $1,898,256 in 2000 due primarily to decreased investments in joint ventures and increases in distributions received from joint ventures. Cash flow from financing activities varied from ($1,960,520) in 2000 to ($1,765,314) in 1999 and ($1,745,626) in 1998 due to increases in distributions to partners.

The Partnership's distributions paid and payable through the fourth quarter of 2000 have been paid from net cash from operations and from a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 2000.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 57 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000.

                            CASH COMPENSATION TABLE

          (A)                  (B)                       (C)
Name of individual or      Capacities in which served
number in group             Form of Compensation           Cash Compensation
----------------------     ----------------------------    -----------------

Wells Management           Property Manager -                  $157,719
Company, Inc.              Management and Leasing
                           Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2000, but not actually paid until January, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001.

     (1)                 (2)                  (3)                (4)
                                           Amount and Nature
                  Name and Address of       of Beneficial
Title of Class     Beneficial Owner         Ownership          Percent of Class
--------------    -----------------         ---------          ----------------

Class A Units     Leo F. Wells, III       1327.37 units (IRA,    less than 1%
                                          401(k)Plan)


No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

         Interest in Partnership Cash Flow and Net Sale Proceeds. The General
         -------------------------------------------------------
         Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners received no distribution from cash flow or from net sales proceeds in 2000.

         Property Management and Leasing Fees. Wells Management Company, Inc.,
         ------------------------------------
         an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by other rendering similar services in the same geographic area for similar properties; and (ii) in the cash of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. accrued $157,719 in property management and leasing fees relating to the Partnership in 2000.

         Real Estate Commissions. In connection with the sale of Partnership
         -----------------------
         properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 2000.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        The Financial Statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission for the year of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001.

                                      Wells Real Estate Fund VI, L.P.
                                      (Registrant)

                                      By: /s/ Leo F. Wells, III
                                         ---------------------------------
                                          Individual General Partner and as
                                          President and Chief Financial Officer
                                          of Wells Capital, Inc., the General
                                          Partner of Wells Partners, L.P.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                    Title
---------                    -----

 /s/ Leo F. Wells, III      Individual General Partner,     March 27, 2001
------------------------
Leo F. Wells, III           President and Sole Director
                            of Wells Capital, Inc., the
                            General Partner of Wells
                            Partners, L.P.


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

     No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                       INDEX TO THE FINANCIAL STATEMENTS



Financial Statements                                                  Page
--------------------                                                  ----

Independent Auditors' Reports                                          F2

Balance Sheets as of December 31, 2000 and 1999                        F3

Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998                                     F4

Statements of Partners' Capital for the Years Ended
  December 31, 2000, 1999 and 1998                                     F5

Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                     F6

Notes to Financial Statements for December 31, 2000,
  1999, and 1998                                                       F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Wells Real Estate Fund VI, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 2001

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                              ASSETS
                                                                                         2000             1999
                                                                                    -------------    -------------
INVESTMENT IN JOINT VENTURES                                                         $17,090,238      $17,884,649

CASH AND CASH EQUIVALENTS                                                                 28,855          155,443

DUE FROM AFFILIATES                                                                      480,960          492,276

ACCOUNTS RECEIVABLE                                                                        2,200                0

DEFERRED PROJECT COSTS                                                                         0              307

PREPAID EXPENSES AND OTHER ASSETS                                                              0              300
                                                                                    -------------    -------------
              Total assets                                                           $17,602,253      $18,532,975
                                                                                    =============    =============

                                                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Partnership distributions payable                                                $   481,447      $   476,036
    Accounts payable                                                                       2,000                0
                                                                                    -------------    -------------
              Total liabilities                                                          483,447          476,036
                                                                                    -------------    -------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,198,969 units and 2,195,969 units as of December 31, 2000
           and 1999, respectively                                                     17,118,806       18,056,939
       Class B--301,031 units and 304,031 units as of December 31, 2000 and
           1999, respectively                                                                  0                0
                                                                                    -------------    -------------
              Total partners' capital                                                 17,118,806       18,056,939
                                                                                    -------------    -------------
              Total liabilities and partners' capital                                $17,602,253      $18,532,975
                                                                                    =============    =============

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                         2000            1999            1998
                                                                    -------------    -------------   -------------
REVENUES:
    Equity in income of joint ventures                                $1,092,222      $ 1,050,106     $   928,000
    Interest income                                                       15,566            6,462          11,519
                                                                    -------------    -------------   -------------
                                                                       1,107,788        1,056,568         939,519
                                                                    -------------    -------------   -------------
EXPENSES:
    Partnership administration                                            50,167           53,350          58,706
    Legal and accounting                                                  17,950           23,619          15,481
    Amortization of organization costs                                         0                0           1,563
    Computer costs                                                        11,873            9,986           7,981
                                                                    -------------    -------------   -------------
                                                                          79,990           86,955          83,731
                                                                    -------------    -------------   -------------
NET INCOME                                                            $1,027,798      $   969,613     $   855,788
                                                                    =============    =============   =============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                      $1,027,798      $ 1,274,859     $ 1,770,058
                                                                    =============    =============   =============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                        $        0      $  (305,246)    $  (914,270)
                                                                    =============    =============   =============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT          $     0.47      $      0.58     $      0.81
                                                                    =============    =============   =============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT            $     0.00      $     (0.99)    $     (2.80)
                                                                    =============    =============   =============

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
    PARTNER UNIT                                                      $     0.89      $      0.83     $      0.80
                                                                    =============    =============   =============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                  Limited Partners
                                              ---------------------------------------------------------
                                                        Class A                       Class B                Total
                                              -----------------------------  --------------------------     Partners
                                                  Units          Amount         Units        Amount          Capital
                                              -------------  --------------  -----------  -------------  --------------
BALANCE, December 31, 1997                      2,158,895     $18,525,190      341,105     $1,260,483      $19,785,673

    Net income (loss)                                   0       1,770,058            0       (914,270)         855,788
    Partnership distributions                           0      (1,740,780)           0              0       (1,740,780)
    Class B conversion elections                   28,862          53,854      (28,862)       (53,854)               0
                                              -------------  --------------  -----------  -------------  --------------
BALANCE, December 31, 1998                      2,187,757      18,608,322      312,243        292,359       18,900,681

    Net income (loss)                                   0       1,274,859            0       (305,246)         969,613
    Partnership distributions                           0      (1,813,355)           0              0       (1,813,355)
    Class A conversion elections                   (1,751)        (14,903)       1,751         14,903                0
    Class B conversion elections                    9,963           2,016       (9,963)        (2,016)               0
                                              -------------  --------------  -----------  -------------  --------------
BALANCE, December 31, 1999                      2,195,969      18,056,939      304,031              0       18,056,939

    Net income                                          0       1,027,798            0              0        1,027,798
    Partnership distributions                           0      (1,965,931)           0              0       (1,965,931)
    Class B conversion elections                    3,000               0       (3,000)             0                0
                                              -------------  --------------  -----------  -------------  --------------
BALANCE, December 31, 2000                      2,198,969     $17,118,806      301,031     $        0      $17,118,806
                                              =============  ==============  ===========  =============  ==============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        2000            1999             1998
                                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 1,027,798     $   969,613     $   855,788
                                                                    -------------   -------------   -------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                         (1,092,222)     (1,050,106)       (928,000)
           Amortization of organization costs                                  0               0           1,563
           Changes in assets and liabilities:
              Accounts receivable                                         (2,200)              0               0
              Prepaid expenses and other assets                              300               0               0
              Accounts payable and accrued expenses                        2,000               0               0
                                                                    -------------   -------------   -------------
                 Total adjustments                                    (1,092,122)     (1,050,106)       (926,437)
                                                                    -------------   -------------   -------------
                 Net cash used in operating activities                   (64,324)        (80,493)        (70,649)
                                                                    -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                        (105,416)        (13,943)       (135,602)
    Distributions received from joint ventures                         2,003,672       1,869,305       1,829,428
                                                                    -------------   -------------   -------------
                 Net cash provided by investing activities             1,898,256       1,855,362       1,693,826
                                                                    -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated
       earnings                                                         (940,621)        (41,177)              0
    Distributions to partners from accumulated earnings               (1,019,899)     (1,724,137)     (1,745,626)
                                                                    -------------   -------------   -------------
                 Net cash used in financing activities                (1,960,520)     (1,765,314)     (1,745,626)
                                                                    -------------   -------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (126,588)          9,555        (122,449)

CASH AND CASH EQUIVALENTS, beginning of year                             155,443         145,888         268,337
                                                                    -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of year                               $    28,855     $   155,443     $   145,888
                                                                    =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures          $       307     $       581     $     1,778
                                                                    =============   =============   =============


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998



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

   The Partnership recently began considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

         Depreciation for buildings and improvements is calculated using the straight-line method over 25 years.

         Revenue Recognition

         All leases on real estate held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

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

   Per Unit Data

   Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998, is computed based on the weighted average number of units outstanding during the period.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 6% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2000 were $932,216 and amounted to 3.7% of the limited partner contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in real estate assets at the joint ventures. Deferred project costs at December 31, 1999 represent fees not yet applied to properties.

3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999, as follows:

                                                                                    2000          1999
                                                                                 ----------    ----------
        Fund V and VI Associates                                                  $115,089      $108,412
        Fund V, VI, and VII Associates                                              99,030        99,430
        Fund VI and VII Associates                                                  64,313        56,972
        Fund VI, VII, and VIII Associates                                          155,253       140,117
        Fund I, II, II-OW, VI, and VII Associates--Cherokee                         20,703        20,175
        Fund II, III, VI, and VII Associates                                        26,572        67,170
                                                                                 ----------    ----------
                                                                                  $480,960      $492,276
                                                                                 ==========    ==========

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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $157,719, $161,779, and $124,660 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                    2000                            1999
                                                        ------------------------------  -----------------------------
                                                            Amount          Percent         Amount         Percent
                                                        --------------- --------------  --------------- -------------
   Fund I, II, II-OW, VI, and VII
       Associates--Cherokee                              $     749,777         11%       $     796,558       11%
   Fund II, III, VI, and VII Associates                      1,456,418         26            1,569,430       26
   Fund V and VI Associates                                  4,378,890         54            4,597,841       54
   Fund V, VI, and VII Associates                            2,812,771         42            2,963,015       42
   Fund VI and VII Associates                                2,392,014         44            2,398,436       44
   Fund VI, VII, and VIII Associates                         5,300,368         34            5,559,369       34
                                                        ---------------                 ---------------
                                                         $  17,090,238                   $  17,884,649
                                                        ===============                 ===============

   The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                                     2000              1999
                                                                                 -------------     -------------
   Investment in joint ventures, beginning of year                                $17,884,649       $18,753,866
   Equity in income of joint ventures                                               1,092,222         1,050,106
   Contributions to joint ventures                                                    105,723            14,524
   Distributions from joint ventures                                               (1,992,356)       (1,933,847)
                                                                                 -------------     -------------
   Investment in joint ventures, end of year                                      $17,090,238       $17,884,649
                                                                                 =============     =============

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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:


              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                Assets

                                                                                           2000            1999
                                                                                       ------------    ------------
Real estate assets, at cost:
    Land                                                                                $1,219,704      $1,219,704
    Building and improvements, less accumulated depreciation of
       $3,606,079 in 2000 and $3,163,829 in 1999                                         5,624,924       6,067,174
                                                                                       ------------    ------------
              Total real estate assets                                                   6,844,628       7,286,878
Cash and cash equivalents                                                                  214,940         206,540
Accounts receivable                                                                         31,356          27,703
Prepaid expenses and other assets                                                          100,866          89,846
                                                                                       ------------    ------------
              Total assets                                                              $7,191,790      $7,610,967
                                                                                       ============    ============

                                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                               $   23,716      $   16,295
    Refundable security deposits                                                            23,839          18,562
    Partnership distributions payable                                                      197,191         192,184
    Due to affiliates                                                                      137,334         122,272
                                                                                       ------------    ------------
              Total liabilities                                                            382,080         349,313
                                                                                       ------------    ------------
Partners' capital:
    Wells Real Estate Fund I                                                             1,498,120       1,618,133
    Fund II and II-OW                                                                    3,814,737       4,053,105
    Wells Real Estate Fund VI                                                              749,777         796,558
    Wells Real Estate Fund VII                                                             747,076         793,858
                                                                                       ------------    ------------
              Total partners' capital                                                    6,809,710       7,261,654
                                                                                       ------------    ------------
              Total liabilities and partners' capital                                   $7,191,790      $7,610,967
                                                                                       ============    ============

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000           1999          1998
                                                                           ------------   ------------  ------------
Revenues:
    Rental income                                                            $965,305       $945,222      $909,831
    Interest income                                                                78             68            84
                                                                           ------------   ------------  ------------
                                                                              965,383        945,290       909,915
                                                                           ------------   ------------  ------------
Expenses:
    Depreciation                                                              442,250        447,969       444,660
    Operating costs, net of reimbursements                                     24,557         37,583        35,715
    Partnership administration                                                 23,352         24,882        22,934
    Management and leasing fees                                                74,422         94,149        82,517
    Legal and accounting                                                        6,180          5,624         7,363
    Bad debt expense                                                                0              0        18,664
                                                                           ------------   ------------  ------------
                                                                              570,761        610,207       611,853
                                                                           ------------   ------------  ------------
Net income                                                                   $394,622       $335,083      $298,062
                                                                           ============   ============  ============

Net income allocated to Wells Real Estate Fund I                             $ 94,800       $ 80,496      $ 71,604
                                                                           ============   ============  ============

Net income allocated to Fund II and II-OW                                    $215,310       $182,825      $162,626
                                                                           ============   ============  ============

Net income allocated to Wells Real Estate Fund VI                            $ 42,256       $ 35,881      $ 31,916
                                                                           ============   ============  ============

Net income allocated to Wells Real Estate Fund VII                           $ 42,256       $ 35,881      $ 31,916
                                                                           ============   ============  ============

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                            Wells Real       Fund II      Wells Real      Wells Real        Total
                                              Estate           and          Estate          Estate        Partners'
                                              Fund I          II-OW         Fund VI        Fund VII        Capital
                                           -------------  -------------  -------------   -------------  -------------
Balance, December 31, 1997                   $1,863,173     $4,536,781     $891,482        $888,782       $8,180,218
    Net income                                   71,604        162,626       31,916          31,916          298,062
    Partnership distributions                  (193,285)      (403,744)     (79,238)        (79,238)        (755,505)
                                           -------------  -------------  -------------   -------------  -------------
Balance, December 31, 1998                    1,741,492      4,295,663      844,160         841,460        7,722,775
    Net income                                   80,496        182,825       35,881          35,881          335,083
    Partnership distributions                  (203,855)      (425,383)     (83,483)        (83,483)        (796,204)
                                           -------------  -------------  -------------   -------------  -------------
Balance, December 31, 1999                    1,618,133      4,053,105      796,558         793,858        7,261,654
    Net income                                   94,800        215,310       42,256          42,256          394,622
    Partnership distributions                  (214,813)      (453,678)     (89,037)        (89,038)        (846,566)
                                           -------------  -------------  -------------   -------------  -------------
Balance, December 31, 2000                   $1,498,120     $3,814,737     $749,777        $747,076       $6,809,710
                                           =============  =============  =============   =============  =============

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999           1998
                                                                           ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                             $  394,622    $  335,083    $  298,062
                                                                           ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                         442,250       447,969       444,660
         Changes in assets and liabilities:
            Accounts receivable                                                (3,653)        7,814        56,999
            Prepaid expenses and other assets                                 (11,020)        1,133         8,890
            Accounts payable, accrued expenses, and refundable
               security deposits                                               12,694       (72,272)       70,278
            Due to affiliates                                                  15,062        13,005        15,327
                                                                           ------------  ------------  ------------
                Total adjustments                                             455,333       397,649       596,154
                                                                           ------------  ------------  ------------
                Net cash provided by operating activities                     849,955       732,732       894,216
                                                                           ------------  ------------  ------------
Cash flows from investing activities:
    Investment in real estate                                                       0       (14,148)       (5,771)
                                                                           ------------  ------------  ------------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (841,555)     (734,858)     (818,790)
                                                                           ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents                            8,400       (16,274)       69,655
Cash and cash equivalents, beginning of year                                  206,540       222,814       153,159
                                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year                                     $  214,940    $  206,540    $  222,814
                                                                           ============  ============  ============

Fund II, III, VI, and VII Associates


On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates, and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Holcomb Bridge to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, the Partnership and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                                                  Assets

                                                                                          2000            1999
                                                                                     --------------  --------------
Real estate assets, at cost:
    Land                                                                               $1,325,242      $1,325,242
    Building and improvements, less accumulated depreciation of $1,654,520 in
       2000 and $1,299,227 in 1999                                                      4,063,639       4,418,932
                                                                                     --------------  --------------
              Total real estate assets                                                  5,388,881       5,744,174
Cash and cash equivalents                                                                  88,044         189,404
Accounts receivable                                                                       151,886         162,464
Prepaid expenses and other assets                                                         158,872         213,443
                                                                                     --------------  --------------
              Total assets                                                             $5,787,683      $6,309,485
                                                                                     ==============  ==============

                                      Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                              $   82,072      $   87,926
    Partnership distributions payable                                                     154,874         250,075
                                                                                     --------------  --------------
                                                                                          236,946         338,001
                                                                                     --------------  --------------
Partners' capital:
    Fund II and III Associates                                                          1,305,317       1,406,591
    Wells Real Estate Fund VI                                                           1,456,417       1,569,430
    Wells Real Estate Fund VII                                                          2,789,003       2,995,463
                                                                                     --------------  --------------
              Total partners' capital                                                   5,550,737       5,971,484
                                                                                     --------------  --------------
              Total liabilities and partners' capital                                  $5,787,683      $6,309,485
                                                                                     ==============  ==============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999           1998
                                                                           ------------  ------------   ------------
Revenues:
    Rental income                                                            $869,390      $953,952       $872,978
    Other income                                                                    0        23,843         36,000
                                                                           ------------  ------------   ------------
                                                                              869,390       977,795        908,978
                                                                           ------------  ------------   ------------
Expenses:
    Depreciation                                                              355,293       415,165        376,290
    Operating costs, net of reimbursements                                     70,693        68,691         85,983
    Management and leasing fees                                               111,567       129,798         97,701
    Legal and accounting                                                        4,513         4,952          6,509
    Partnership administration                                                 22,646        19,891         14,926
    Bad debt expense                                                           74,145             0              0
                                                                           ------------  ------------   ------------
                                                                              638,857       638,497        581,409
                                                                           ------------  ------------   ------------
Net income                                                                   $230,533      $339,298       $327,569
                                                                           ============  ============   ============

Net income allocated to Fund II and III Associates                           $ 55,489      $ 81,669       $ 78,791
                                                                           ============  ============   ============

Net income allocated to Wells Real Estate Fund VI                            $ 61,921      $ 91,135       $ 87,914
                                                                           ============  ============   ============

Net income allocated to Wells Real Estate Fund VII                           $113,123      $166,494       $160,864
                                                                           ============  ============   ============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                      Fund II           Wells        Wells Real         Total
                                                      and III        Real Estate       Estate         Partners'
                                                     Associates        Fund VI        Fund VII         Capital
                                                   --------------  --------------  --------------   -------------
Balance, December 31, 1997                          $1,608,215       $1,789,811      $3,252,856      $6,650,882
    Partnership contributions                                0            4,600         154,049         158,649
    Net income                                          78,791           87,914         160,864         327,569
    Partnership distributions                         (179,199)        (199,945)       (365,964)       (745,108)
                                                   --------------  --------------  --------------   -------------
Balance, December 31, 1998                           1,507,807        1,682,380       3,201,805       6,391,992
    Net income                                          81,669           91,135         166,494         339,298
    Partnership distributions                         (182,885)        (204,085)       (372,836)       (759,806)
                                                   --------------  --------------  --------------   -------------
Balance, December 31, 1999                           1,406,591        1,569,430       2,995,463       5,971,484
    Net income                                          55,489           61,921         113,123         230,533
    Partnership distributions                         (156,763)        (174,934)       (319,583)       (651,280)
                                                   --------------  --------------  --------------   -------------
Balance, December 31, 2000                          $1,305,317       $1,456,417      $2,789,003      $5,550,737
                                                   ==============  ==============  ==============   =============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                              $ 230,533     $ 339,298     $ 327,569
                                                                           ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       355,293       415,165       376,290
           Changes in assets and liabilities:
              Accounts receivable                                              10,578       (51,004)      (56,936)
              Prepaid expenses and other assets                                54,571        20,522        35,603
              Accounts payable and accrued expenses                            (5,854)     (104,146)       21,296
                                                                           ------------  ------------  ------------
                 Total adjustments                                            414,588       280,537       376,253
                                                                           ------------  ------------  ------------
                 Net cash provided by operating activities                    645,121       619,835       703,822
                                                                           ------------  ------------  ------------
Cash flows from investing activities:

    Investment in real estate                                                       0       (19,772)     (102,122)
                                                                           ------------  ------------  ------------
Cash flows from financing activities:
    Contributions from joint venture partners                                       0             0       154,996
    Distributions to joint venture partners                                  (746,481)     (719,447)     (667,299)
                                                                           ------------  ------------  ------------
                 Net cash used in financing activities                       (746,481)     (719,447)     (512,303)
                                                                           ------------  ------------  ------------
Net (decrease) increase in cash and cash equivalents                         (101,360)     (119,384)       89,397
Cash and cash equivalents, beginning of year                                  189,404       308,788       219,391
                                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year                                      $  88,044     $ 189,404     $ 308,788
                                                                           ============  ============  ============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                     $       0     $       0     $   3,653
                                                                           ============  ============  ============


Fund V and VI Associates

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. ("Fund V"). The joint venture, Fund V and VI Associates, was formed for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square-foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, Fund V contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995.Following are the financial statements for Fund V and VI Associates:

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                    Assets

                                                                                           2000            1999
                                                                                       ------------    ------------
Real estate assets, at cost:
    Land                                                                                $1,622,733      $1,622,733
    Building and improvements, less accumulated depreciation of $2,372,711 in
       2000 and $1,975,721 in 1999                                                       6,410,985       6,807,975
                                                                                       ------------    ------------
              Total real estate assets                                                   8,033,718       8,430,708
Cash and cash equivalents                                                                  197,279         177,657
Accounts receivable                                                                        109,677         135,229
Prepaid expenses and other assets                                                           45,685          55,274
                                                                                       ------------    ------------
              Total assets                                                              $8,386,359      $8,798,868
                                                                                       ============    ============

                                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $   18,615      $   18,294
    Partnership distributions payable                                                      197,717         200,259
    Due to affiliates                                                                            0           1,775
                                                                                       ------------    ------------
              Total liabilities                                                            216,332         220,328
                                                                                       ------------    ------------
Partners' capital:
    Wells Real Estate Fund V                                                             3,791,137       3,980,699
    Wells Real Estate Fund VI                                                            4,378,890       4,597,841
                                                                                       ------------    ------------
              Total partners' capital                                                    8,170,027       8,578,540
                                                                                       ------------    ------------
              Total liabilities and partners' capital                                   $8,386,359      $8,798,868
                                                                                       ============    ============

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                            2000             1999           1998
                                                                         ------------    ------------    ------------
Revenues:
    Rental income                                                         $1,029,287      $1,028,611       $953,275
    Interest income                                                              750               0              0
                                                                         ------------    ------------    ------------
                                                                           1,030,037       1,028,611        953,275
                                                                         ------------    ------------    ------------
Expenses:
    Depreciation                                                             396,990         396,993        394,003
    Operating costs, net of reimbursements                                    18,330          30,325         19,566
    Management and leasing fees                                               67,354          65,167         57,368
    Legal and accounting                                                       7,677           7,400          9,107
    Partnership administration                                                14,185          17,194         14,012
                                                                         ------------    ------------    ------------
                                                                             504,536         517,079        494,056
                                                                         ============    ============    ============
Net income                                                                $  525,501      $  511,532       $459,219
                                                                         ============    ============    ============

Net income allocated to Wells Real Estate Fund V                          $  243,848      $  237,527       $213,630
                                                                         ============    ============    ============

Net income allocated to Wells Real Estate Fund VI                         $  281,653      $  274,005       $245,589
                                                                         ============    ============    ============

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                      Wells Real      Wells Real          Totals'
                                                                        Estate          Estate          Partners'
                                                                        Fund V          Fund VI          Capital
                                                                    -------------    -------------    ------------
Balance, December 31, 1997                                            $4,342,324       $4,989,976      $9,332,300
    Net income                                                           213,630          245,589         459,219
    Partnership contributions                                                  0            9,762           9,762
    Partnership distributions                                           (396,186)        (455,444)       (851,630)
                                                                    -------------    -------------    ------------
Balance, December 31, 1998                                             4,159,768        4,789,883       8,949,651
    Net income                                                           237,527          274,005         511,532
    Partnership contributions                                                  0           14,524          14,524
    Partnership distributions                                           (416,596)        (480,571)       (897,167)
                                                                    -------------    -------------    ------------
Balance, December 31, 1999                                             3,980,699        4,597,841       8,578,540
    Net income                                                           243,848          281,653         525,501
    Partnership distributions                                           (433,410)        (500,604)       (934,014)
                                                                    -------------    -------------    ------------
Balance, December 31, 2000                                            $3,791,137       $4,378,890      $8,170,027
                                                                    =============    =============    ============

                           Fund V and VI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000            1999           1998
                                                                           ------------    -----------   ------------
Cash flows from operating activities:
    Net income                                                               $525,501        $511,532      $459,219
                                                                           ------------    -----------   ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       396,990         396,993       394,003
           Changes in assets and liabilities:
              Accounts receivable                                              25,552         (38,399)       13,052
              Prepaid expenses and other assets                                 9,589          (5,675)        6,403
              Accounts payable                                                    321           1,817         9,084
              Due to affiliates                                                (1,775)         (5,034)       (2,848)
                                                                           ------------    -----------   ------------
                 Total adjustments                                            430,677         349,702       419,694
                                                                           ------------    -----------   ------------
                 Net cash provided by operating activities                    956,178         861,234       878,913
                                                                           ------------    -----------   ------------
Cash flows from investing activities:
    Investment in real estate                                                       0          (8,235)            0
                                                                           ------------    -----------   ------------
Cash flows from financing activities:
    Contributions from joint venture partners                                       0          14,524             0
    Distributions to joint venture partners                                  (936,556)       (903,049)     (911,028)
                                                                           ------------    -----------   ------------
                 Net cash used in financing activities                       (936,556)       (888,525)     (911,028)
                                                                           ------------    -----------   ------------
Net increase (decrease) in cash and cash equivalents                           19,622         (35,526)      (32,115)
Cash and cash equivalents, beginning of year                                  177,657         213,183       245,298
                                                                           ------------    -----------   ------------
Cash and cash equivalents, end of year                                       $197,279        $177,657      $213,183
                                                                           ============    ===========   ============

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

Following are the financial statements for Fund V, VI, and VII Associates:

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                           Assets

                                                                                          2000            1999
                                                                                     --------------  --------------
Real estate assets, at cost:
    Land                                                                               $  314,591      $  314,591
    Building and improvements, less accumulated depreciation of $2,057,369 in
       2000 and $1,706,784 in 1999                                                      6,310,535       6,661,120
                                                                                     --------------  --------------
              Total real estate assets                                                  6,625,126       6,975,711
Cash and cash equivalents                                                                 238,242         235,250
Due from affiliates                                                                             0           2,450
Accounts receivable                                                                       103,696         112,645
                                                                                     --------------  --------------
              Total assets                                                             $6,967,064      $7,326,056
                                                                                     ==============  ==============

                             Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                  $  236,743      $  237,700
    Due to affiliates                                                                       5,648           4,506
                                                                                     --------------  --------------
              Total liabilities                                                           242,391         242,206
                                                                                     --------------  --------------
Partners' capital:
    Wells Real Estate Fund V                                                            1,106,655       1,165,776
    Wells Real Estate Fund VI                                                           2,812,772       2,963,015
    Wells Real Estate Fund VII                                                          2,805,246       2,955,059
                                                                                     --------------  --------------
              Total partners' capital                                                   6,724,673       7,083,850
                                                                                     --------------  --------------
              Total liabilities and partners' capital                                  $6,967,064      $7,326,056
                                                                                     ==============  ==============

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Revenues:
    Rental income                                                            $971,050      $971,051      $971,447
                                                                           ------------  ------------  ------------
Expenses:
    Depreciation                                                              350,585       350,585       350,585
    Management and leasing fees                                                 9,442        39,659        34,632
    Legal and accounting                                                        5,750         5,750         3,450
    Partnership administration                                                 13,536        12,302         7,439
    Operating costs                                                             1,505         1,389         1,372
                                                                           ------------  ------------  ------------
                                                                              380,818       409,685       397,478
                                                                           ------------  ------------  ------------
Net income                                                                   $590,232      $561,366      $573,969
                                                                           ============  ============  ============

Net income allocated to Wells Real Estate Fund V                             $ 97,152      $ 92,401      $ 94,475
                                                                           ============  ============  ============

Net income allocated to Wells Real Estate Fund VI                            $246,894      $234,819      $240,091
                                                                           ============  ============  ============

Net income allocated to Wells Real Estate Fund VII                           $246,186      $234,146      $239,403
                                                                           ============  ============  ============

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                      Wells Real       Wells Real      Wells Real         Total
                                                         Estate          Estate          Estate         Partners'
                                                         Fund V          Fund VI        Fund VII         Capital
                                                    --------------   --------------  --------------  --------------
Balance, December 31, 1997                            $1,283,867       $3,263,121      $3,254,304      $7,801,292
    Net income                                            94,475          240,091         239,403         573,969
    Partnership distributions                           (153,446)        (389,953)       (388,835)       (932,234)
                                                    --------------   --------------  --------------  --------------
Balance, December 31, 1998                             1,224,896        3,113,259       3,104,872       7,443,027
    Net income                                            92,401          234,819         234,146         561,366
    Partnership distributions                           (151,521)        (385,063)       (383,959)       (920,543)
                                                    --------------   --------------  --------------  --------------
Balance, December 31, 1999                             1,165,776        2,963,015       2,955,059       7,083,850
    Net income                                            97,152          246,894         246,186         590,232
    Partnership distributions                           (156,273)        (397,137)       (395,999)       (949,409)
                                                    --------------   --------------  --------------  --------------
Balance, December 31, 2000                            $1,106,655       $2,812,772      $2,805,246      $6,724,673
                                                    ==============   ==============  ==============  ==============

                        Fund V, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                              $ 590,232     $ 561,366     $ 573,969
                                                                           ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       350,585       350,585       350,585
           Changes in assets and liabilities:
              Accounts receivable                                               8,949         8,949         8,983
              Due from affiliates                                               2,450        (2,450)            0
              Due to affiliates                                                 1,142          (358)       (1,302)
                                                                           ------------  ------------  ------------
                 Total adjustments                                            363,126       356,726       358,266
                                                                           ------------  ------------  ------------
                 Net cash provided by operating activities                    953,358       918,092       932,235
Cash flows from financing activities:
    Distributions to joint venture partners                                  (950,366)     (918,833)     (927,476)
                                                                           ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents                            2,992          (741)        4,759
Cash and cash equivalents, beginning of year                                  235,250       235,991       231,232
                                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year                                      $ 238,242     $ 235,250     $ 235,991
                                                                           ============  ============  ============

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

During 2000, the Partnership made contributions to Fund VI and VII Associates; during 1999 and 1998, the Partnership and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI and VII Associates:

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                Assets

                                                                                           2000            1999
                                                                                      -------------   -------------
Real estate assets, at cost:
    Land                                                                                $1,812,447      $1,812,447
    Building and improvements, less accumulated depreciation of $1,066,010 in
       2000 and $832,798 in 1999                                                         3,354,898       3,485,011
                                                                                      -------------   -------------
              Total real estate assets                                                   5,167,345       5,297,458
Cash and cash equivalents                                                                  118,152         113,621
Accounts receivable                                                                        130,094         126,982
Prepaid expenses and other assets                                                          106,422         115,743
                                                                                      -------------   -------------
              Total assets                                                              $5,522,013      $5,653,804
                                                                                      =============   =============

                                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $   38,969      $   35,235
    Partnership distributions payable                                                      143,693         130,366
                                                                                      -------------   -------------
              Total liabilities                                                            182,662         165,601
                                                                                      -------------   -------------
Partners' capital:
    Wells Real Estate Fund VI                                                            2,392,014       2,398,436
    Wells Real Estate Fund VII                                                           2,947,337       3,089,767
                                                                                      -------------   -------------
              Total partners' capital                                                    5,339,351       5,488,203
                                                                                      -------------   -------------
              Total liabilities and partners' capital                                   $5,522,013      $5,653,804
                                                                                      =============   =============

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Revenues:
    Rental income                                                            $659,932      $624,453     $ 532,410
                                                                           ----------    ----------    ------------
Expenses:
    Depreciation                                                              233,212       235,591       232,896
    Operating costs, net of reimbursements                                      4,652        (9,718)       36,099
    Management and leasing fees                                                84,684        80,064        77,242
    Partnership administration                                                 23,259        33,090        22,119
    Legal and accounting                                                       25,075        15,247        26,676
    Bad debt expense                                                                0             0        78,689
                                                                           ------------  ------------  ------------
                                                                              370,882       354,274       473,721
                                                                           ------------  ------------  ------------
Net income                                                                   $289,050      $270,179     $  58,689
                                                                           ============  ============  ============

Net income allocated to Wells Real Estate Fund VI                            $127,466      $118,073     $  25,308
                                                                           ============  ============  ============

Net income allocated to Wells Real Estate Fund VII                           $161,584      $152,106     $  33,381
                                                                           ============  ============  ============

                          Fund VI and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                            Wells Real    Wells Real       Total
                                                                              Estate        Estate       Partners'
                                                                             Fund VI       Fund VII       Capital
                                                                           ------------  ------------  ------------
Balance, December 31, 1997                                                 $2,487,443     $3,360,265    $5,847,708
    Net income                                                                 25,308         33,381        58,689
    Partnership contributions                                                 123,018          5,291       128,309
    Partnership distributions                                                (124,695)      (164,064)     (288,759)
                                                                           ------------  ------------  ------------
Balance, December 31, 1998                                                  2,511,074      3,234,873     5,745,947
    Net income                                                                118,073        152,106       270,179
    Partnership distributions                                                (230,711)      (297,212)     (527,923)
                                                                           ------------  ------------  ------------
Balance, December 31, 1999                                                  2,398,436      3,089,767     5,488,203
    Net income                                                                127,466        161,584       289,050
    Partnership contributions                                                 105,723              0       105,723
    Partnership distributions                                                (239,611)      (304,014)     (543,625)
                                                                           ------------  ------------  ------------
Balance, December 31, 2000                                                 $2,392,014     $2,947,337    $5,339,351
                                                                           ============  ============  ============

                          Funds VI and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                              $ 289,050     $ 270,179     $  58,689
                                                                           ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       233,212       235,591       232,896
           Changes in assets and liabilities:
              Accounts receivable                                              (3,112)        6,152        58,720
              Prepaid expenses and other assets                                 9,321        14,940           844
              Accounts payable                                                  3,734        (2,165)      (27,644)
              Due to affiliates                                                     0        (5,338)          732
                                                                           ------------  ------------  ------------
                 Total adjustments                                            243,155       249,180       265,548
                                                                           ------------  ------------  ------------
                 Net cash provided by operating activities                    532,205       519,359       324,237
                                                                           ------------  ------------  ------------
Cash flows from investing activities:
    Decrease in construction payables                                               0             0       (30,000)
    Investment in real estate                                                (103,099)         (497)      (83,957)
                                                                           ------------  ------------  ------------
                 Net cash used in investing activities                       (103,099)         (497)     (113,957)
                                                                           ------------  ------------  ------------
Cash flows from financing activities:
    Contributions from joint venture partners                                 105,723             0       128,309
    Distributions to joint venture partners                                  (530,298)     (465,500)     (312,251)
                                                                           ------------  ------------  ------------
                 Net cash used in financing activities                       (424,575)     (465,500)     (183,942)
                                                                           ------------  ------------  ------------
Net increase in cash and cash equivalents                                       4,531        53,362        26,338
Cash and cash equivalents, beginning of year                                  113,621        60,259        33,921
                                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year                                      $ 118,152     $ 113,621     $  60,259
                                                                           ============  ============  ============

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

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                  Assets

                                                                                         2000            1999
                                                                                   --------------   --------------
Real estate assets, at cost:
    Land                                                                             $ 4,461,819      $ 4,461,819
    Building and improvements, less accumulated depreciation of $3,031,152
       in 2000 and $2,315,750 in 1999                                                 10,074,417       10,657,052
    Construction in progress                                                               3,797                0
                                                                                   --------------   --------------
              Total real estate assets                                                14,540,033       15,118,871
Cash and cash equivalents                                                                606,802          736,202
Accounts receivable                                                                      330,031          255,221
Prepaid expenses and other assets                                                        487,645          545,816
                                                                                   --------------   --------------
              Total assets                                                           $15,964,511      $16,656,110
                                                                                   ==============   ==============

                                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $    65,442      $    84,159
    Partnership distributions payable                                                    408,291          324,100
    Due to affiliates                                                                     15,407           16,281
                                                                                   --------------   --------------
              Total liabilities                                                          489,140          424,540
                                                                                   --------------   --------------
Partners' capital:
    Wells Real Estate Fund VI                                                          5,300,368        5,559,369
    Wells Real Estate Fund VII                                                         5,168,016        5,420,549
    Wells Real Estate Fund VIII                                                        5,006,987        5,251,652
                                                                                   --------------   --------------
              Total partners' capital                                                 15,475,371       16,231,570
                                                                                   --------------   --------------
              Total liabilities and partners' capital                                $15,964,511      $16,656,110
                                                                                   ==============   ==============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000             1999            1998
                                                                     -------------    -------------   -------------
Revenues:
    Rental income                                                      $2,364,871       $2,294,016      $2,258,971
    Interest income                                                         3,985           14,937          25,416
    Other income                                                              360              360           9,373
                                                                     -------------    -------------   -------------
                                                                        2,369,216        2,309,313       2,293,760
                                                                     -------------    -------------   -------------
Expenses:
    Depreciation                                                          715,402          701,885         688,759
    Operating costs, net of reimbursements                                371,191          444,156         451,299
    Management and leasing fees                                           273,632          259,352         251,587
    Legal and accounting                                                    7,650           10,286           9,205
    Partnership administration                                             30,330           27,804          25,109
    Computer costs                                                          1,585            1,043             128
                                                                     -------------    -------------   -------------
                                                                        1,399,790        1,444,526       1,426,087
                                                                     -------------    -------------   -------------
Net income                                                             $  969,426       $  864,787      $  867,673
                                                                     =============    =============   =============

Net income allocated to Wells Real Estate Fund VI                      $  332,032       $  296,193      $  297,181
                                                                     =============    =============   =============

Net income allocated to Wells Real Estate Fund VII                     $  323,741       $  288,796      $  289,760
                                                                     =============    =============   =============

Net income allocated to Wells Real Estate Fund VIII                    $  313,653       $  279,798      $  280,732
                                                                     =============    =============   =============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                     Wells Real      Wells Real      Wells Real          Total
                                                       Estate          Estate          Estate          Partners'
                                                      Fund VI         Fund VII        Fund VIII         Capital
                                                   --------------  --------------  ---------------  ---------------
Balance, December 31, 1997                           $6,058,082      $5,906,810       $5,722,761      $17,687,653
    Net income                                          297,181         289,760          280,732          867,673
    Partnership distributions                          (542,153)       (528,615)        (512,146)      (1,582,914)
                                                   --------------  --------------  ---------------  ---------------
Balance, December 31, 1998                            5,813,110       5,667,955        5,491,347       16,972,412
    Net income                                          296,193         288,796          279,798          864,787
    Partnership distributions                          (549,934)       (536,202)        (519,493)      (1,605,629)
                                                   --------------  --------------  ---------------  ---------------
Balance, December 31, 1999                            5,559,369       5,420,549        5,251,652       16,231,570
    Net income                                          332,032         323,741          313,653          969,426
    Partnership distributions                          (591,033)       (576,274)        (558,318)      (1,725,625)
                                                   --------------  --------------  ---------------  ---------------
Balance, December 31, 2000                           $5,300,368      $5,168,016       $5,006,987      $15,475,371
                                                   ==============  ==============  ===============  ===============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000             1999            1998
                                                                         -------------    -------------   -------------
   Cash flows from operating activities:
       Net income                                                         $   969,426      $   864,787     $   867,673
                                                                         -------------    -------------   -------------
       Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation                                                    715,402          701,885         688,759
              Changes in assets and liabilities:
              Accounts receivable                                             (74,810)         (71,269)        (79,931)
              Prepaid expenses and other assets                                58,171           87,773          79,225
              Accounts payable                                                (18,717)          32,133           6,234
              Due to affiliates                                                  (874)           6,546           4,558
                                                                         -------------    -------------   -------------
                 Total adjustments                                            679,172          757,068         698,845
                                                                         -------------    -------------   -------------
                 Net cash provided by operating activities                  1,648,598        1,621,855       1,566,518
                                                                         -------------    -------------   -------------
   Cash flows from investing activities:

       Decrease in construction payables                                            0                0         (55,000)
       Investment in real estate                                             (136,564)         (64,749)       (140,590)
                                                                         -------------    -------------   -------------
                 Net cash used in investing activities                       (136,564)         (64,749)       (195,590)
                                                                         -------------    -------------   -------------
   Cash flows from financing activities:
       Distributions to joint venture partners                             (1,641,434)      (1,621,225)     (1,629,608)
                                                                         -------------    -------------   -------------
   Net decrease in cash and cash equivalents                                 (129,400)         (64,119)       (258,680)
   Cash and cash equivalents, beginning of year                               736,202          800,321       1,059,001
                                                                         -------------    -------------   -------------
   Cash and cash equivalents, end of year                                 $   606,802      $   736,202     $   800,321
                                                                         =============    =============   =============

5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                            2000            1999            1998
                                                                       -------------    -------------   -------------
   Financial statement net income                                        $1,027,798       $  969,613      $  855,788
   Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes in
          excess of amounts for income tax purposes                         327,267          392,268         383,393
       Expenses deductible when paid for income tax purposes,
          accrued for financial reporting purposes                              100            4,985           2,915
       Rental income accrued for financial reporting purposes
          in excess of amounts for income tax purposes                      (10,329)         (44,181)        (35,128)
                                                                       -------------    -------------   -------------
   Income tax basis net income                                           $1,344,836       $1,322,685      $1,206,968
                                                                       =============    =============   =============

   The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:


                                                                        2000              1999              1998
                                                                   -------------     -------------     -------------
    Financial statement partners' capital                           $17,118,806       $18,056,939       $18,900,681
    Increase (decrease) in partners' capital resulting from:
           Depreciation expense for financial reporting
               purposes in excess of amounts for income tax
               purposes                                               1,756,130         1,428,863         1,036,595
           Joint venture change in ownership                              8,730             8,730             8,730
           Capitalization of syndication costs for income tax
               purposes, which are accounted for as cost of
               capital for financial reporting purposes               3,655,694         3,655,694         3,655,694
           Accumulated rental income accrued for financial
               reporting purposes in excess of amounts for
               income tax purposes                                     (279,776)         (269,447)         (225,266)
           Accumulated expenses deductible when paid for
               income tax purposes, accrued for financial
               reporting purposes                                        34,147            34,047            29,062
           Partnership's distributions payable                          481,448           476,036           427,995
                                                                   -------------     -------------     -------------
    Income tax basis partners' capital                              $22,775,179       $23,390,862       $23,833,491
                                                                   =============     =============     =============

6.  RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                           $ 2,328,668
                   2002                                                             2,144,554
                   2003                                                             1,921,828
                   2004                                                             1,415,410
                   2005                                                             1,305,300
               Thereafter                                                           3,297,722
                                                                                 -------------
                                                                                  $12,413,482
                                                                                 =============

    Three tenants contributed approximately 23%, 18%, and 14% of rental income. In addition, two tenants will contribute approximately 24% and 18% of future minimum rental income.

    The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                           $   951,376
                   2002                                                               908,795
                   2003                                                               819,757
                   2004                                                               689,164
                   2005                                                               653,219
               Thereafter                                                           3,159,986
                                                                                  ------------
                                                                                  $ 7,182,297
                                                                                  ============

    One tenant contributed approximately 61% of rental income for the year ended December 31, 2000 and will contribute approximately 84% of future minimum rental income.

    The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                            $  816,533
                   2002                                                               539,270
                   2003                                                               255,097
                   2004                                                               219,319
                   2005                                                               127,850
               Thereafter                                                              21,308
                                                                                 -------------
                                                                                   $1,979,377
                                                                                 =============

    Three tenants contributed approximately 15%, 14%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 33%, 13%, 13%, and 11% of future minimum rental income.

    The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                            $1,035,037
                   2002                                                             1,032,441
                   2003                                                               966,017
                   2004                                                               186,004
                   2005                                                                96,689
               Thereafter                                                              99,173
                                                                                 --------------
                                                                                   $3,415,361
                                                                                 ==============

    Two tenants contributed approximately 70% and 13% of rental income for the year ended December 31, 2000. In addition, three tenants will contribute approximately 62%, 16%, and 15% of future minimum rental income.

    The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                            $  980,000
                   2002                                                               990,000
                   2003                                                               990,000
                   2004                                                               990,000
                   2005                                                               990,000
               Thereafter                                                             990,000
                                                                                ---------------
                                                                                   $5,930,000
                                                                                ===============

    One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

    The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                            $  713,760
                   2002                                                               600,303
                   2003                                                               428,888
                   2004                                                               386,689
                   2005                                                               360,359
               Thereafter                                                             691,945
                                                                                 --------------
                                                                                   $3,181,944
                                                                                 ==============

    Two tenants contributed approximately 16% and 10% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 31% and 18% of future minimum rental income.

    The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                   2001                                                            $ 2,145,470
                   2002                                                              1,971,001
                   2003                                                              1,890,449
                   2004                                                              1,754,853
                   2005                                                              1,688,144
               Thereafter                                                            6,379,813
                                                                                 ---------------
                                                                                   $15,829,730
                                                                                 ===============

    Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 55% and 40% of future minimum rental income.

7.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                              2000 Quarters End
                                                       ------------------------------------------------------------
                                                        March 31       June 30       September 30      December 31
                                                       -----------    ------------  --------------    -------------
    Revenues                                             $289,216       $269,631        $269,965         $282,976
    Net income                                            263,183        243,852         255,374          265,389
    Net income allocated to Class A limited
        partners                                          263,183        243,852         255,374          265,389
    Net income per weighted average Class A
        limited partner unit                             $   0.12       $   0.11        $   0.12         $   0.12
    Cash distribution per weighted average
        Class A limited partner unit                         0.23           0.23            0.23             0.20

                                                                            1999 Quarters End
                                                       ------------------------------------------------------------
                                                        March 31       June 30       September 30      December 31
                                                       -----------   ------------   --------------   --------------
    Revenues                                            $ 252,748       $282,555        $246,631         $274,634
    Net income                                            221,316        258,378         232,429          257,490
    Net income allocated to Class A limited
        partners                                          452,565        332,375         232,429          257,490
    Net loss allocated to Class B limited
        partners                                         (231,249)       (73,997)              0                0
    Net income per weighted average Class A
        limited partner unit (a)                        $    0.21       $   0.15        $   0.11         $   0.12
    Net loss per weighted average Class B
        limited partner unit (a)                            (0.74)         (0.24)           0.00             0.00
    Cash distribution per weighted average
        Class A limited partner unit                         0.20           0.21            0.21             0.22

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

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*3(a)            Certificate of Limited Partnership of Wells Real Estate Fund VI,               N/A
                 L.P. (Exhibit 3(c) to Registration Statement of Wells Real Estate
                 Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No.
                 33-55908)

*4(a)            Agreement of Limited Partnership of Wells Real Estate Fund VI, L.P.            N/A
                 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the
                 fiscal year ended December 31, 1993, File No. 0-23656)

*10(a)           Management Agreement between Wells Real Estate Fund VI, L.P. and               N/A
                 Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real
                 Estate Fund VI, L.P. for the fiscal year ended December 31, 1993,
                 File No. 0-23656)

*10(b)           Leasing and Tenant Coordinating Agreement between Wells Real Estate            N/A
                 Fund VI, L.P. and Wells Management Company, Inc. (Exhibit to Form
                 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended
                 December 31, 1993, File No. 0-23656)

*10(c)           Custodial Agency Agreement dated March 25, 1993, between Wells Real            N/A
                 Estate Fund VI, L.P. and NationsBank of Georgia, N.A. (Exhibit to
                 Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(d)           Fund V and Fund VI Associates Joint Venture Agreement dated                    N/A
                 December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1
                 to Registration Statement of Wells Real Estate Fund VI, L.P. and
                 Wells Real Estate Fund VII, L.P., File No. 33-55908)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(e)           Sale and Purchase Agreement dated November 17, 1993, with Hartford             N/A
                 Accident and Indemnity Company (Exhibit 10(h) to Post-Effective
                 Amendment No. 1 to Registration Statement of Wells Real Estate Fund
                 VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(f)           Lease with Hartford Fire Insurance Company December 29, 1993                   N/A
                 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration
                 Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate
                 Fund VII, L.P., File No. 33-55908)

*10(g)           Amended and Restated Custodial Agency Agreement dated April 1,                 N/A
                 1994, between Wells Real Estate Fund VI, L.P. and NationsBank of
                 Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VI,
                 L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(h)           First Amendment to Joint Venture Agreement of Fund V and  Fund VI              N/A
                 Associates dated July 1, 1994 (Exhibit 10(x) to Form 10-K of Wells Real
                 Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File
                 No. 0-21580)

*10(i)           Land and Building Lease Agreement dated March 29, 1994, between                N/A
                 Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent
                 for Wells Real Estate Fund V, L.P. (Exhibit 10(y) to Form 10-K of
                 Wells Real Estate Fund V, L.P. for the fiscal year ended
                 December 31, 1994, File No. 0-21580)

*10(j)           Building Lease Agreement dated September 9, 1994, between Glenn's              N/A
                 Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent
                 for Fund V and Fund VI Associates (Exhibit 10(z) to Form 10-K of
                 Wells Real Estate Fund V, L.P. for the fiscal year ended
                 December 31, 1994, File No. 0-21580)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(k)           Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates             N/A
                 dated September 8, 1994, among Wells Real Estate Fund V, L.P.,
                 Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                 L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to
                 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells
                 Real Estate Fund VII, L.P., File No. 33-55908)

*10(l)           Agreement for the Purchase and Sale of Property dated August 24,               N/A
                 1994, between Interglobia Inc. - Appleton and NationsBank of
                 Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit
                 10(k) to Post-Effective Amendment No. 6 to Registration Statement
                 of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII,
                 L.P., File No. 33-55908)

*10(m)           Assignment and Assumption of Agreement for the Purchase and Sale of            N/A
                 Real Property dated September 9, 1994, between NationsBank of
                 Georgia, N.A., as Agent for Fund V and Fund VI Associates, and
                 NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund
                 VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to
                 Registration Statement of Wells Real Estate Fund VI, L.P. and Wells
                 Real Estate Fund VII, L.P., File No. 33-55908)

*10(n)           Building Lease dated February 14, 1991, between Interglobia Inc. -             N/A
                 Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment
                 No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P.
                 and Wells Real Estate Fund VII, L.P., File No. 33-55908)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(o)           Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance              N/A
                 OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. -
                 Appleton (included as Exhibit B to Assignment, Assumption and
                 Amendment of Lease referred to as Exhibit 10(p) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective
                 Amendment No. 6 to Registration Statement of Wells Real Estate Fund
                 VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(p)           Assignment, Assumption and Amendment of Lease dated January 1,                 N/A
                 1993, among Interglobia Inc. - Appleton, Marathon
                 Engineers/Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel
                 (included as part of Exhibit D to Exhibit 10(k) to Post-Effective
                 Amendment No. 6 to Registration Statement of Wells Real Estate Fund
                 VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(q)           Second Amendment to Building lease dated August 15, 1994, between              N/A
                 Interglobia Inc. - Appleton and Jaakko Poyry Fluor Daniel
                 (successor-in-interest to Marathon Engineers/Architects/Planners,
                 Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective
                 Amendment No. 6 to Registration Statement of Wells Real Estate Fund
                 VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(r)           Assignment and Assumption of Lease dated September 6, 1994, between            N/A
                 Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as
                 Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to
                 Post-Effective Amendment No. 6 to Registration Statement of Wells
                 Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P.,
                 File No. 33-55908)

*10(s)           Agreement for the Purchase and Sale of Real Property dated April 7,            N/A
                 1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A.,
                 as Agent for Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K
                 of Wells Real Estate Fund VI, L.P. for the fiscal year ended
                 December 31, 1994, File No. 0-23656)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(t)           Land and Building Lease Agreement dated August 22, 1994, between               N/A
                 KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank
                 of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P.
                 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the
                 fiscal year ended December 31, 1994, File No. 0-23656)

*10(u)           Joint Venture Agreement of Fund VI and Fund VII Associates dated               N/A
                 December 9, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VI,
                 L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(v)           Building Lease Agreement dated December 19, 1994, between Damon's              N/A
                 of Stockbridge, LLC d/b/a Damon's Clubhouse and NationsBank of
                 Georgia, N.A., as Agent for Fund VI and Fund VII Associates
                 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the
                 fiscal year ended December 31, 1994, File No. 0-23656)

*10(w)           Joint Venture Agreement of Fund II, III, VI and VII Associates dated           N/A
                 January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI,
                 L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(x)           Joint Venture Agreement of Fund VI, Fund VII and Fund VIII                     N/A
                 Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective
                 Amendment No. 3 to Form S-11 Registration Statement of Wells Real
                 Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                 No. 33-83852)

*10(y)           Agreement for the Purchase and Sale of Real Property dated                     N/A
                 February 13, 1995, between G.L. National, Inc. and Wells Capital,
                 Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11
                 Registration Statement of Wells Real Estate Fund VIII, L.P. and
                 Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(z)           Agreement to Lease dated February 15, 1995, between NationsBank of             N/A
                 Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P. and
                 BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to
                 Post-Effective Amendment No. 3 to Form S-11 Registration Statement
                 of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                 L.P., File No. 33-83852)

*10(aa)          Development Agreement dated April 25, 1995, between Fund VI, Fund              N/A
                 VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t)
                 to Post-Effective Amendment No. 3 to Form S-11 Registration
                 Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                 Estate Fund IX, L.P., File No. 33-83852)

*10(bb)          Owner-Contractor Agreement dated April 24, 1995, between Fund VI,              N/A
                 Fund VII and Fund VIII Associates, as Owner, and McDevitt Street
                 Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective
                 Amendment No. 3 to Form S-11 Registration Statement of Wells Real
                 Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
                 No. 33-83852)

*10(cc)          Architect's Agreement dated February 15, 1995, between Wells Real              N/A
                 Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge,
                 Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3
                 to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
                 L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd)          First Amendment to Joint Venture Agreement of Fund VI and Fund VII             N/A
                 Associates dated May 25, 1995 (Exhibit to Form 10-K of Wells Real
                 Estate Fund VI, L.P. for the fiscal year ended December 31, 1995,
                 File No. 0-23656)

*10(ee)          First Amendment to Joint Venture Agreement of Fund VI, Fund VII and            N/A
                 Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post
                 Effective Amendment No. 4 to Form S-11 Registration Statement of
                 Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
                 L.P., File No. 33-83852)

Exhibit                                                                                    Sequential
Number           Description of Document                                                   Page Number
------           -----------------------                                                   -----------
*10(ff)          Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x)             N/A
                 to Post Effective Amendment No. 4 to Form S-11 Registration
                 Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                 Estate Fund IX, L.P., File No. 33-83852)

*10(gg)          Lease Agreement dated February 27, 1995, between NationsBank of                N/A
                 Georgia, N.A., as agent for Wells Real Estate Fund VII, L.P., and
                 Harris Teeter, Inc. (Exhibit 10(y) to Post Effective Amendment No.
                 4 to Form S-11 Registration Statement of Wells Real Estate Fund
                 VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(hh)          Development Agreement dated May 31, 1995, between Fund VI, Fund VII            N/A
                 and Fund VIII Associates and Norcom Development, Inc. (Exhibit
                 10(z) to Post Effective Amendment No. 4 to Form S-11 Registration
                 Statement of Wells Real Estate Fund VIII, L.P. and Wells Real
                 Estate Fund IX, L.P., File No. 33-83852)

*10(ii)          Joint Venture Agreement of Fund I, II, II-OW, VI and VII                       N/A
                 Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells
                 Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995,
                 File No. 0-23656)

*10(jj)          Lease Modification Agreement No. 3 with The Kroger Co. dated                   N/A
                 December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate
                 Fund I for the fiscal year ended December 31, 1993, File No.
                 0-14463)