Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND VI L P
filed 2001-05-11
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2001                or
                               -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________

Commission file number         0-23656
                       --------------------------------------------------------

                        WELLS REAL ESTATE FUND VI, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           Georgia                      58-2022628
-------------------------------     -----------------
(State of other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification no.)

6200 The Corners Pkwy., Norcross, Georgia                    30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No ____
         ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX


                                                                     Page No.
                                                                     --------


PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Balance Sheets - March 31, 2001 and December 31, 2000            3

          Statements of Income for the Three Months Ended
          March 31, 2001 and 2000                                          4

          Statement of Partners' Capital for the Year Ended
          December 31, 2000, and the Three Months Ended March 31,
          2001                                                             5

          Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000                                          6

          Condensed Notes to Financial Statements                          7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8


PART II.  OTHER INFORMATION                                               19

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                       March 31,          March 31,
                                                                         2001               2000
                                                                     -------------      -------------
ASSETS:

 Investment in joint ventures (Note 2)                                 $16,849,611        $17,090,238
 Cash and cash equivalents                                                  23,498             28,855
 Due from affiliates                                                       469,622            480,960
 Accounts Receivable                                                             0              2,200
                                                                     -------------      -------------
           Total assets                                                $17,342,731        $17,602,253
                                                                     =============      =============

LIABILITIES AND PARTNERS' CAPITAL
  Liabilities:
  Partnership distribution payable                                     $   481,894        $   481,447
  Accounts payable                                                               0              2,000
                                                                     -------------      -------------
           Total liabilities                                               481,894            483,447
                                                                     -------------      -------------

  Partners' capital:
   Class A - 2,201,569 units as of March 31, 2001 and
     2,198,969 units as of December 31, 2000                            16,860,837         17,118,806
   Class B - 298,431 units as of March 31, 2001 and
     301,031 units as of December 31, 2000                                       0                  0
                                                                     -------------      -------------
           Total partners' capital                                      16,860,837         17,118,806
                                                                     -------------      -------------
           Total liabilities and partners' capital                     $17,342,731        $17,602,253
                                                                     =============      =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Three Months Ended
                                                                        --------------------------------
                                                                             March 31,        March 31,
                                                                               2001             2000
                                                                        --------------      ------------
REVENUES:
 Interest income                                                              $     12          $  1,781
 Equity in income of joint ventures (Note 2)                                   243,995           287,435
                                                                        --------------      ------------
                                                                               244,007           289,216
                                                                        --------------      ------------
EXPENSES:
 Legal and accounting                                                            9,650            12,782
 Computer costs                                                                    800             3,067
 Partnership administration                                                      9,933            10,184
                                                                        --------------      ------------
                                                                                20,383            26,033
                                                                        --------------      ------------
NET INCOME                                                                    $223,624          $263,183
                                                                        ==============      ============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                              $223,624          $263,183
                                                                        ==============      ============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                $      0          $      0
                                                                        ==============      ============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                  $   0.10          $   0.12
                                                                        ==============      ============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                    $      0          $      0
                                                                        ==============      ============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                            $   0.22          $   0.23
                                                                        ==============      ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                           AND THE THREE MONTHS ENDED

                                 MARCH 31, 2001


                                                 Limited Partners
                                ---------------------------------------------
                                            Class A              Class B                      Total
                                --------------------------   ----------------    General    Partners'
                                    Units         Amount      Units    Amount    Partners    Capital
                                -------------  -----------   -------  -------    --------  -----------
BALANCE, December 31, 1999          2,195,969  $18,056,939   304,031  $     0    $      0  $18,056,939

  Net income                                0    1,027,798         0        0           0    1,027,798
  Partnership distributions                 0   (1,965,931)        0        0           0   (1,965,931)
  Class B conversion elections          3,000            0    (3,000)       0           0            0
                                -------------  -----------   -------  -------    --------  -----------
BALANCE, December 31, 2000          2,198,969   17,118,806   301,031        0           0   17,118,806

  Net income                                0      223,624         0        0           0      223,624
  Partnership distributions                 0     (481,593)        0        0           0     (481,593)
  Class B conversion elections          2,600            0    (2,600)       0           0            0
                                -------------  -----------   -------  -------    --------  -----------
BALANCE,  March 31, 2001            2,201,569  $16,860,837   298,431  $     0    $      0  $16,860,837
                                =============  ===========   =======  =======    ========  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                 -----------------------------------
                                                                     March 31,           March 31,
                                                                        2001                2000
                                                                 ---------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                          $ 223,624           $  63,183
                                                                 ---------------       -------------

 Adjustments to reconcile net income to net cash used in
  operating activities:                                                 (243,995)           (287,435)
     Equity in income of joint ventures
 Changes in assets and liabilities:
  Accounts receivable                                                      2,200                   0
  Accounts payable                                                        (2,000)                  0
                                                                 ---------------       -------------
  Net cash used in operating activities                                  (20,171)            (24,252)
                                                                 ---------------       -------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                              495,960             507,276
                                                                 ---------------       -------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                         (481,146)           (475,836)
                                                                 ---------------       -------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                              (5,357)              7,188

CASH AND CASH EQUIVALENTS, beginning of year                              28,855             155,443
                                                                 ---------------       -------------

CASH AND CASH EQUIVALENTS, end of period                               $   3,498           $ 162,631
                                                                 ===============       =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes.

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

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund V-Fund VI Joint Venture"), (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"), (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"), (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II,III,VI,VII Joint Venture"), (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI,VII,VIII Joint Venture"), and (vi) Fund I, II, II-OW, VI, VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, the Fund II and Fund II-OW Joint Venture, and Wells Real Estate Fund VII, L.P. (the "Fund I,II,II-OW,VI,VII Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture, (iii) a three-story office building located in Appleton Wisconsin (the "Marathon

     Building"), which is owned by the Fund V-VI-VII Joint Venture, (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III"), which are owned by the Fund VI - Fund VII Joint Venture, (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion"), which is owned by the Fund VI - Fund VII Joint Venture, (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge"), which is owned by the Fund II-III-VI-VII Joint Venture, (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons, North Carolina ( the "Tanglewood Commons"), which are owned by the Fund VI - VII - VIII Joint Venture, and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons"), which is owned by the Fund I-II-II-OW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b)  Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


  2. INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings, five are retail buildings, and one is a combined office and retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the Partnership's Form 10-K for the year ended December 31, 2000.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

  1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2001 and 2000, the developed properties owned by the Partnership were 99% and 98% occupied, respectively. Gross revenues of the Partnership were $244,007 for the quarter ended March 31, 2001, as compared to $289,216 for the quarter ended March 31, 2000. The decrease in revenues is attributed primarily to decreased earnings from the Holcomb Bridge Road, Tanglewood Commons, and Bell South properties, primarily due to reserves for doubtful accounts receivable and increased operating expenditures at the Bell South property.

     Expenses of the Partnership were $20,383 for 2001, as compared to $26,033 for 2000. The decrease in expenses for 2001, as compared to 2000, was primarily due to decreased accounting and legal fees, as well as computer costs due to timing of billing by vendors.

     Net income of the Partnership was $223,624 for the three months ended March 31, 2001, as compared to $263,183 for the same period in 2000 as a result of the decreases in revenues offset by the decreases in expenses described above.

     Net cash used in operating activities decreased from $24,252 in 2000 to $20,171 in 2001. This decrease was primarily due to decreased expenses. Net cash provided by investing activities decreased for the three months ended March 31, 2001, as compared to the same period in 2000, due primarily to a decrease in distributions received from joint ventures resulting from the decreased earnings as described above. Partnership distributions increased in 2001, as compared to 2000 due to increased operating cash flows. These changes resulted in cash and cash equivalents of $162,631 and $23,498 at March 31, 2000, and 2001, respectively.

     The Partnership made cash distributions to Limited Partners holding Class A Units of $.21 for the three months ended March 31, 2001 and $.23 for 2000. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

     The Partnership expects to continue to meets its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

2.  PROPERTY OPERATIONS

    As of March 31, 2001, the Partnership owned interests in the following operational properties:

             The Hartford Building/Fund V - Fund VI Joint Venture

                                                                                Three Months Ended
                                                                           ------------------------------
                                                                              March 31,         March 31,
                                                                                2001              2000
                                                                           ------------      ------------
Revenues:
 Rental income                                                                 $179,375          $179,375
 Interest income                                                                  1,654                 0
                                                                           ------------      ------------
                                                                                181,029           179,375
                                                                           ------------      ------------
Expenses:
 Depreciation                                                                    73,008            73,008
 Management & leasing expenses                                                    7,242             7,242
 Other operating expenses                                                         3,195             4,117
                                                                                 83,445            84,367
                                                                           ------------      ------------
Net income                                                                     $ 95,930          $ 95,008
                                                                           ============      ============
Occupied percentage                                                                 100%              100%
                                                                           ============      ============

Partnership ownership percentage                                                   53.6%             53.6%
                                                                           ============      ============
Cash distribution to the Partnership                                           $ 91,444          $ 90,949
                                                                           ============      ============

Net income allocated to the Partnership                                        $ 51,416          $ 50,922
                                                                           ============      ============

Rental income, net income, expenses and cash distributions to the Partnership remained relatively stable for 2001 and 2000 due to stable occupancy.

               The Marathon Building/Fund V-VI-VII Joint Venture

                                                                                    Three Months Ended
                                                                           ----------------------------------
                                                                              March 31,           March 31,
                                                                                 2001               2000
                                                                           --------------      --------------
Revenues:
 Rental income                                                                   $242,763            $242,763
 Interest income                                                                    4,056                   0
                                                                           --------------      --------------
                                                                                  246,819             242,763
                                                                           --------------      --------------
Expenses:
 Depreciation                                                                      87,646              87,646
 Management & leasing expenses                                                      2,361               2,361
 Other operating expenses                                                           8,688               4,966
                                                                           --------------      --------------
                                                                                   98,695              94,973
                                                                           --------------      --------------
Net income                                                                       $148,124            $147,790
                                                                           ==============      ==============

Occupied percentage                                                                   100%                100%
                                                                           ==============      ==============

Partnership ownership percentage                                                     41.8%               41.8%
                                                                           ==============      ==============

Cash distributions to the Partnership                                            $ 99,382            $ 99,382
                                                                           ==============      ==============

Net income allocated to the Partnership                                          $ 61,821            $ 61,821
                                                                           ==============      ==============

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short term investments.

Other operating expenses increased in 2001, as compared to 2000, due to increased accounting fees and administration expenses related to preparing property condition reports for the first time in order to plan for future capital repairs.

             Stockbridge Village II/Fund V - Fund VI Joint Venture

                                                                                   Three Months Ended
                                                                               --------------------------
                                                                               March 31,         March 31,
                                                                                 2001              2000
                                                                               --------          --------
Revenues:
 Rental income                                                                 $ 77,819          $ 77,649
                                                                               --------          --------

Expenses:
 Depreciation                                                                    26,241            26,241
 Management & leasing expenses                                                    8,850             9,627
 Other operating expenses, net of reimbursements                                 13,045            13,400
                                                                               --------          --------
                                                                                 48,136            49,268
                                                                               --------          --------
Net income                                                                     $ 29,683          $ 28,381
                                                                               ========          ========

Occupied percentage                                                                 100%              100%
                                                                               ========          ========

Partnership ownership percentage                                                   53.6%             53.6%
                                                                               ========          ========

Cash distribution to the Partnership                                           $ 31,162          $ 29,922
                                                                               ========          ========

Net income allocated to the Partnership                                        $ 15,909          $ 15,211
                                                                               ========          ========

Rental income, net income, expenses and cash distributions to the Partnership remained relatively stable for 2001 and 2000, due to the stable occupancy.

          Stockbridge Village III / Fund VI - Fund VII Joint Venture

                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                March 31,         March 31,
                                                                                  2001              2000
                                                                                --------          ---------
Revenues:
 Rental income                                                                  $ 78,479          $ 76,838
                                                                                --------          --------

Expenses:
 Depreciation                                                                     21,242            21,408
 Management & leasing expenses                                                     8,207             9,577
 Other operating expenses, net of reimbursements                                  11,999              (979)
                                                                                --------          --------
                                                                                  41,448            30,006
                                                                                --------          --------
Net income                                                                      $ 37,031          $ 46,832
                                                                                ========          ========

Occupied percentage                                                                  100%              100%
                                                                                ========          ========

Partnership ownership percentage                                                    44.8%             43.7%
                                                                                ========          ========

Cash distribution to the Partnership                                            $ 28,029          $ 30,719
                                                                                ========          ========

Net income allocated to the Partnership                                         $ 16,590          $ 20,466
                                                                                ========          ========

Rental income increased in 2001, as compared to 2000, due to increased rental rates achieved from renewals.

Management and leasing expenses were higher in 2000 due to a change in estimates of leasing fees. Other operating expenses increased in 2001, as compared to 2000, due to an increase in accounting fees, administrative salaries and a reserve established for doubtful accounts receivable.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 44.8%, as compared to 43.7% in March 31, 2000, due to additional contributions made by the Partnership during the preceding twelve months.

       Holcomb Bridge Road Project / Fund II, III, VI, VII Joint Venture

                                                                                   Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                 2001             2000
                                                                               --------         ---------
Revenues:
 Rental income                                                                 $210,378         $222,157
                                                                               --------         --------
Expenses:
 Depreciation                                                                    78,566          104,130
 Management & leasing expenses                                                   27,664           30,586
 Other operating expenses, net of reimbursements                                 75,341           17,218
                                                                               --------         --------
                                                                                181,571          151,934
                                                                               --------         --------
Net income                                                                     $ 28,807         $ 70,223
                                                                               ========         ========

Occupied percentage                                                                  92%             100%
                                                                               ========         ========

Partnership ownership percentage                                                   26.9%            26.9%
                                                                               ========         ========

Cash distribution to the Partnership                                           $ 41,719         $ 51,272
                                                                               ========         ========

Net income allocated to the Partnership                                        $  7,738         $ 18,862
                                                                               ========         ========

Rental income, management and leasing fees and cash distributions to Partners decreased in 2001, as compared to 2000, due to decreased occupancy.

Depreciation expense decreased in 2001, as compared to 2000, as certain tenant improvement became fully depreciated at the end of 2000. Other operating expenses increased due to increased accounting fees and a reserve established for doubtful accounts receivable of approximately $56,000.

Based on current marketing conditions and other factors, the Partnership decided to temporarily postpone active marketing efforts for the Holcomb Bridge Property. Management anticipates renewing the marketing efforts by the end of 2001.

      Stockbridge Village I Expansion / Fund VI - Fund VII Joint Venture

                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 2001               2000
                                                                               --------           ---------
Revenues:
 Rental income                                                                 $101,942           $ 82,747
                                                                               --------           --------
Expenses:
 Depreciation                                                                    34,793             37,151
 Management & leasing expenses                                                   12,117             11,360
 Other operating expenses, net of reimbursements                                  7,918              4,179
                                                                               --------           --------
                                                                                 54,828             52,690
                                                                               --------           --------
Net income                                                                     $ 47,114           $ 30,057
                                                                               ========           ========

Occupied percentage                                                                 100%                86%
                                                                               ========           ========

Partnership ownership percentage                                                   44.8%              43.7%
                                                                               ========           ========

Cash distribution to the Partnership                                           $ 37,526           $ 31,304
                                                                               ========           ========

Net income allocated to the Partnership                                        $ 21,107           $ 13,135
                                                                               ========           ========

Rental income and management and leasing fees increased in 2001, as compared to 2000, due to increased occupancy.

Depreciation expense decreased, as certain tenant improvements became fully depreciated during the last nine months in 2000. Other operating expenses increased due to roof repairs incurred during the first quarter of 2001.

The Partnership's ownership percentage in the Fund VI-Fund VII Joint Venture increased to 44.8%, as compared to 43.7% in March 31, 2000, due to additional contributions made by the Partnership during the preceding twelve months.

       BellSouth Building / Fund VI - Fund VII - Fund VIII Joint Venture


                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 2001               2000
                                                                               --------          ----------
Revenues:
 Rental income                                                                 $380,277          $380,277
 Interest income                                                                 12,090             1,289
                                                                               --------          --------
                                                                                392,367           381,566
                                                                               --------          --------
Expenses:
 Depreciation                                                                   111,608           111,606
 Management & leasing expenses                                                   48,980            48,166
 Other operating expenses                                                       170,824           104,332
                                                                               --------          --------
                                                                                331,412           264,104
                                                                               --------          --------
Net income                                                                     $ 60,955          $117,462
                                                                               ========          ========

Occupied percentage                                                                 100%              100%
                                                                               ========          ========

Partnership ownership percentage                                                   34.3%             34.3%
                                                                               ========          ========

Cash distribution to the Partnership                                           $ 68,715          $ 81,313
                                                                               ========          ========

Net income allocated to the Partnership                                        $ 20,877          $ 40,231
                                                                               ========          ========

Total revenues increased in 2001, as compared to 2000, due to increased interest income generated from short term investments.

Other operating expenses increased due to increased expenditures for landscaping, exit light replacements, painting, and carpet replacement.

            Tanglewood Commons / Fund VI - VII - VIII Joint Venture

                                                                                   Three Months Ended
                                                                               ----------------------------
                                                                               March 31,          March 31,
                                                                                 2001               2000
                                                                               --------          ----------
Revenues:
 Rental income                                                                 $ 215,063         $ 205,489
 Interest income                                                                       0             2,365
                                                                               ---------         ---------
                                                                                 215,063           207,854
                                                                               ---------         ---------
Expenses:
 Depreciation                                                                     68,901            65,096
 Management & leasing expenses                                                    20,414            17,775
 Other operating expenses                                                         39,680           (25,333)
                                                                               ---------         ---------
                                                                                 128,995            57,538
                                                                               ---------         ---------
Net income                                                                     $  86,068         $ 150,316
                                                                               =========         =========

Occupied percentage                                                                  100%               97%
                                                                               =========         =========

Partnership ownership percentage                                                    34.3%             34.3%
                                                                               =========         =========

Cash distribution to the Partnership                                           $  55,941         $  75,179
                                                                               =========         =========

Net income allocated to the Partnership                                        $  29,479         $  51,483
                                                                               =========         =========

Rental income and management and leasing fees have increased in 2001, as compared to 2000, due to increased occupancy at the property. Depreciation expenses increased due to increased tenant improvement for new tenants at the end of 2000.

Other operating expenses increased due to a reserve established for doubtful accounts receivable during 2001. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed at an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenants.

Cash distributions decreased due to decreases in net income.

          Cherokee Commons/ Fund I, II, II-OW, VI, VII Joint Venture

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               March 31,         March 31,
                                                                                 2001              2000
                                                                               ---------         ---------
Revenues:
 Rental income                                                                 $ 253,584         $ 242,861
 Interest income                                                                   3,424                 7
                                                                               ---------         ---------
                                                                                 257,008           242,868
                                                                               ---------         ---------
Expenses:
 Depreciation                                                                    109,049           110,562
 Management & leasing expenses                                                    24,680            16,355
 Other operating expenses, net of reimbursements                                 (53,405)          (26,968)
                                                                               ---------         ---------
                                                                                  80,324            99,949
                                                                               ---------         ---------
Net income                                                                     $ 176,684         $ 142,919
                                                                               =========         =========

Occupied percentage                                                                   97%               97%
                                                                               =========         =========

Partnership ownership percentage                                                    10.7%             10.7%
                                                                               =========         =========

Cash distribution to the Partnership                                           $  30,565         $  27,548
                                                                               =========         =========

Net income allocated to the Partnership                                        $  18,919         $  15,304
                                                                               =========         =========

Rental income increased for 2001, as compared to 2000, due to increased rental rates. Management and leasing expenses increased in 2001 due to increased leasing commissions incurred as new tenants were acquired.

Other operating expenses were negative for 2001 and 2000 due to adjustments for additional common area maintenance reimbursement estimates in 2001. Tenants are billed at an estimated amount for current year common area maintenance reimbursements which are reconciled in the following year, and the difference is billed or credited to the tenant.

The property is currently being actively marketed for sale to prospective investors throughout the country by CB Richard Ellis. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II - OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND VI, L.P.
                                 (Registrant)
Dated: May 11, 2001      By:     /s/ Leo F. Wells, III
                                 ---------------------------------------
                                 Leo F. Wells, III, as Individual
                                 General Partner and as President,
                                 Sole Director and Chief Financial
                                 Officer of Wells Capital, Inc., the
                                 General Partner of Wells Partners, L.P.