Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND VI L P
filed 2001-08-10
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                    June 30, 2001               or
                               -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                          0-23656
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                              58-2022628
------------------------------------------------------    ----------------------
(State of other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                          Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia            30092
------------------------------------------------------    ----------------------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                          ----------------------

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

     Yes    X      No
         --------     --------

                                   Form 10-Q

                        Wells Real Estate Fund VI, L.P.

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2001 and December 31, 2000              3

         Statements of Income for the Three Months and Six
           Months Ended June 30, 2001 and 2000                             4

         Statement of Partners' Capital for the Year Ended
           December 31, 2000 and the Six Months Ended
           June 30, 2001                                                   5

         Statements of Cash Flows for the Six Months Ended
           June 30, 2001                                                   6

         Condensed Notes to Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10

PART II. OTHER INFORMATION                                                11

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS



                                                                            June 30,         December 31,
                                                                             2001               2000
                                                                          -----------        ------------
ASSETS:
 Investment in joint ventures (Note 2)                                    $16,615,296        $17,090,238
 Cash and cash equivalents                                                     13,970             28,855
 Due from affiliates                                                          463,378            480,960
 Accounts receivable                                                            3,750              2,200
                                                                          -----------        -----------
        Total assets                                                      $17,096,394        $17,602,253
                                                                          ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
  Partnership distribution payable                                        $   467,872        $   481,447
  Accounts payable                                                                  0              2,000
                                                                          -----------        -----------
          Total liabilities                                                   467,872            483,447
                                                                          -----------        -----------
 Partners' Capital
  Limited Partners:
    Class A - 2,201,569 units as of June 30, 2001 and
      2,198,969 units as of December 31, 2000                              16,628,522         17,118,806
    Class B - 298,431 units as of June 30, 2001 and
      301,031 units as of December 31, 2000                                         0                  0
                                                                          -----------        -----------
          Total partners' capital                                          16,628,522         17,118,806
                                                                          -----------        -----------
          Total liabilities and partners' capital                         $17,096,394        $17,602,253
                                                                          ===========        ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                            Three Months Ended            Six Months Ended
                                                      -----------------------------  ----------------------------
                                                      June 30, 2001   June 30, 2000  June 30, 2001  June 30, 2000
                                                      -------------   -------------  -------------  -------------
REVENUES:
 Interest income                                        $    411       $  1,914       $    423       $  3,695
 Equity in income of joint ventures (Note 2)             263,651        267,717        507,646        555,152
                                                        --------       --------       --------       --------
                                                         264,062        269,631        508,069        558,847
                                                        --------       --------       --------       --------

EXPENSES:
 Legal and accounting                                      3,250          2,743         12,900         15,525
 Computer costs                                            4,307          3,426          5,107          6,493
 Partnership administration                               20,948         19,610         30,881         29,794
                                                        --------       --------       --------       --------
                                                          28,505         25,779         48,888         51,812
                                                        --------       --------       --------       --------
NET INCOME                                              $235,557       $243,852       $459,181       $507,035
                                                        ========       ========       ========       ========
NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                      $235,557       $243,852       $459,181       $507,035
                                                        ========       ========       ========       ========
NET LOSS ALLOCATED TO CLASS B
  LIMITED PARTNERS                                      $      0       $      0       $      0       $      0
                                                        ========       ========       ========       ========
NET INCOME PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT                          $   0.11       $   0.11       $   0.21       $   0.23
                                                        ========       ========       ========       ========

NET LOSS PER CLASS B LIMITED
  PARTNER UNIT                                          $      0       $      0       $      0       $      0
                                                        ========       ========       ========       ========
CASH DISTRIBUTION PER CLASS A
  LIMITED PARTNER UNIT                                  $   0.21       $   0.22       $   0.43       $   0.45
                                                        ========       ========       ========       ========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND THE SIX MONTHS ENDED JUNE 30, 2001




                                                             Limited Partners
                                          ----------------------------------------------------------
                                                  Class A                          Class B                      Total
                                          ---------------------------        -----------------------           Partners'
                                            Units            Amount            Units          Amount            Capital
                                          ---------       -----------         -------         ------          -----------
BALANCE, December 31, 1999                2,195,969       $18,056,939         304,031            $ 0          $18,056,939

  Net income                                      0         1,027,798               0              0            1,027,798
  Partnership distributions                       0        (1,965,931)              0              0           (1,965,931)
  Class B conversion elections                3,000                 0          (3,000)             0                    0
                                          ---------       -----------         -------         ------          -----------
BALANCE, December 31, 2000                2,198,969        17,118,806         301,031              0           17,118,806

  Net income                                      0           459,181               0              0              459,181
  Partnership distributions                       0          (949,465)              0              0             (949,465)
  Class B conversion elections                2,600                 0          (2,600)             0                    0
                                          ---------       -----------         -------         ------          -----------
BALANCE, June 30, 2001                    2,201,569       $16,628,522         298,431            $ 0          $16,628,522
                                          =========       ===========         =======         ======          ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                 For Six Months Ended
                                                                           --------------------------------
                                                                           June 30, 2001      June 30, 2000
                                                                           -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                 $  459,181         $  507,035
 Adjustments to reconcile net income to net cash used in
  operating activities:
    Equity in income of joint venture                                         (507,646)          (555,152)
    Changes in assets and liabilities:
      Accounts receivable                                                       (1,550)                 0
      Accounts payable and accrued expenses                                     (2,000)                 0
                                                                            ----------         ----------
    Net cash used in operating activities                                      (52,015)           (48,117)
                                                                            ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                  1,000,170          1,024,866
 Investment in joint ventures                                                        0             (3,500)
                                                                            ----------         ----------
    Net cash provided by investing activities                                1,000,170          1,021,366
                                                                            ----------         ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                               (963,040)          (970,722)
                                                                            ----------         ----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                   (14,885)             2,527

CASH AND CASH EQUIVALENTS, beginning of year                                    28,855            155,443
                                                                            ----------         ----------
CASH AND CASH EQUIVALENTS, end of period                                    $   13,970         $  157,970
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

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes.

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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut (the "Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village II"), which are owned by the Fund V - Fund VI Joint Venture, (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture,
   (iv) two retail buildings located in Clayton County, Georgia (the "Stockbridge Village III") and (v) a shopping center expansion located in Clayton County, Georgia (the Stockbridge Village I Expansion"), which are owned by the Fund VI- Fund VII Joint Venture, (vi) an office/retail center located in Roswell, Georgia (the "880 Holcomb Bridge"), which is owned by the Fund II-III-VI-VII Joint Venture, (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Property") and (viii) a shopping center located in Clemmons,

   North Carolina ( the "Tanglewood Commons"), which are owned by the Fund VI - VII - VIII Joint Venture, and (ix) a retail shopping center located in Cherokee County, Georgia (the "Cherokee Commons"), which is owned by the Fund I-II-IIOW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for year ended December 31, 2000.


2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in nine properties through its investment in joint ventures of which three are office buildings, five are retail properties, and one is a combined office and retail center. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.


                                                                                           Partnership's Share of
                                         Total Revenues               Net Income                 Net Income
                                   -------------------------     -----------------------   -----------------------
                                      Three Months Ended           Three Months Ended         Three Months Ended
                                   -------------------------     -----------------------   -----------------------
                                      June 30,      June 30,      June 30,     June 30,      June 30,     June 30,
                                       2001          2000          2001         2000          2001         2000
                                   -----------   ----------      ---------   ----------    ----------    ---------
Fund V - Fund VI Joint
  Venture                          $  259,906    $  257,231      $130,371     $127,619      $ 69,875     $ 68,400
Fund V-VI-VII Joint
  Venture                             244,677       242,763       150,221      146,292        62,837       61,194
Fund VI - Fund VII
  Joint Venture                       182,840       159,955        38,853       61,642        17,406       26,953
Fund II-III-VI-VII Joint
  Venture                             205,914       222,699        62,363       68,199        16,751       18,318
Fund VI-VII-VIII Joint
  Venture                             589,832       590,518       247,868      238,724        84,895       81,764
Fund I-II-IIOW-VI-VII
  Joint Venture                       253,968       240,232       111,010      103,548        11,887       11,088
                                   ----------    ----------      --------     --------      --------     --------
                                   $1,737,137    $1,713,398      $740,686     $746,024      $263,651     $267,717
                                   ==========    ==========      ========     ========      ========     ========



                                                                                           Partnership's Share of
                                         Total Revenues               Net Income                 Net Income
                                   -------------------------     -----------------------   -----------------------
                                        Six Months Ended             Six Months Ended          Six Months Ended
                                   -------------------------     -----------------------   -----------------------
                                      June 30,      June 30,      June 30,     June 30,      June 30,     June 30,
                                       2001          2000          2001         2000          2001         2000
                                   -----------   ----------      ---------   ----------    ----------    ---------

Fund V - Fund VI Joint
  Venture                          $  518,754    $  514,254    $  255,984    $  251,008     $137,200     $134,533
Fund V-VI-VII Joint
  Venture                             491,496       485,525       298,345       294,082      124,798      123,015
Fund VI - Fund VII Joint
 Venture                              365,561       319,541       122,997       138,530       55,103       60,554
Fund II-III-VI-VII Joint
  Venture                             416,291       444,856        91,170       138,422       24,488       37,180
Fund VI-VII-VIII Joint
  Venture                           1,173,864     1,179,938       394,890       506,502      135,251      173,479
Fund I-II-IIOW-VI-VII
  Joint Venture                       510,976       483,100       287,694       246,467       30,806       26,391
                                   ----------    ----------    ----------    ----------     --------     --------
                                   $3,476,942    $3,427,214    $1,451,080    $1,575,011     $507,646     $555,152
                                   ==========    ==========    ==========    ==========     ========     ========

3. SUBSEQUENT EVENT

   On August 7, 2001, Fund I, II, II-OW, VI and VII Joint Venture entered into a purchase and sale agreement to sell Cherokee Commons. The contract price exceeds the carrying value of the property. Since the transaction is subject to a due diligence period, there are no assurances that the sale will close.

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


1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of June 30, 2001 and June 30, 2000, the properties owned by the Partnership were 99% occupied. Gross revenues of the Partnership were $508,069 for the six months ended June 30, 2001, as compared to $558,847 for the six months ended June 30, 2000. The decrease in revenues is attributed primarily to the decrease in equity in income of joint ventures resulting from establishing reserves for doubtful accounts receivable for the Holcomb Bridge Road, Tanglewood Commons and Stockbridge Village III properties offset partially by increased interest income in 2001 at the properties as well as increased rental renewal rates at the Stockbridge Village Expansion, Tanglewood Commons and Cherokee Commons properties.

   Expenses of the Partnership were $48,888 for the six months ended June 30, 2001, as compared to $51,812 for 2000. The decrease in expenses was primarily due to decreased computer costs and accounting fees. Net income of the Partnership was $459,181 for the six months ended June 30, 2001, as compared to $507,035 for the same period in 2000. The decrease in net income for 2001, from 2000, is due primarily to the decreased revenues as noted above.

   Net cash used in operating activities increased from $48,117 in 2000 to $52,015 in 2001. This increase was due primarily to payment in current year of prior year accruals. Net cash provided by investing activities decreased for the six months ended June 30, 2001, as compared to the same period in 2000, due primarily to a decrease in joint venture distributions received. Partnership distributions also decreased in 2001, as compared to 2000. These changes produced cash and cash equivalents of $157,970 and $13,970 at June 30, 2000, and 2001, respectively.

   The Partnership declared cash distributions to Limited Partners holding Class A Units of $.21 for the three months ended June 30, 2001 as compared to distributions of $.22 per Class A Unit for the same period in 2000. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

   The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners.

   As previously reported, the Partnership recently made the decision to begin selling some of its properties. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its real estate assets.



                          PART II - OTHER INFORMATION

Item 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                                   (Registrant)
Dated: August 10, 2001         By: /s/ Leo F. Wells, III
                                   ----------------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.