Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND VI L P
filed 2001-11-14
CIK 895334

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 2001        or
                                ------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________   to ________________________

Commission file number                            0-23656
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND VI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                        Georgia                                                    58-2022628
----------------------------------------------------------------       ------------------------------------
(State of other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia                                 30092
----------------------------------------------------------------       ------------------------------------
    (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code                                (770) 449-7800
                                                                       ------------------------------------

-----------------------------------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No
         ------       ------

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                               Page No.
                                                                                               --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - September 30, 2001 and December 31, 2000                               3

          Statements of Income for the Three Months and Nine Months Ended
            September 30, 2001 and 2000                                                           4

          Statements of Partners' Capital for the Year Ended December 31, 2000
            and the Nine Months Ended September 30, 2001                                          5

          Statements of Cash Flow for the Nine Months Ended September 30, 2001
            and September 30, 2000                                                                6

          Condensed Notes to Financial Statements                                                 7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                           10

PART II.  OTHER INFORMATION                                                                      12

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                                      September 30,      December 31,
                                                                          2001               2000
                                                                      -------------      ------------
ASSETS:
  Investment in joint ventures (Note 2)                                $16,403,350        $17,090,238
  Cash and cash equivalents                                                 28,921             28,855
  Due from affiliates                                                      472,728            480,960
  Accounts receivable                                                        2,500              2,200
                                                                       -----------        -----------
         Total assets                                                  $16,907,499        $17,602,253
                                                                       ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
  Partnership distribution payable                                     $   468,581        $   481,447
  Accounts payable                                                               0              2,000
                                                                       -----------        -----------
           Total liabilities                                               468,581            483,447
                                                                       -----------        -----------
 Partners' capital
  Limited partners:
      Class A - 2,205,536 units as of September 30, 2001
         and 2,198,969 units as of December 31, 2000                    16,438,918         17,118,806
      Class B - 294,464 units as of September 30, 2001 and
         301,031 units as of December 31, 2000                                   0                  0
                                                                       -----------        -----------
           Total partners' capital                                      16,438,918         17,118,806
                                                                       -----------        -----------
           Total liabilities and partners' capital                     $16,907,499        $17,602,253
                                                                       ===========        ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                       Three Months Ended              Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2001            2000            2001            2000
                                                 -------------   -------------   -------------   -------------
REVENUES:
   Interest income                                  $    264       $  11,217        $    687        $ 14,912
   Equity in income of joint ventures (Note 2)       295,782         254,748         803,428         809,900
                                                    --------       ---------        --------        --------
                                                     296,046         265,965         804,115         824,812
                                                    --------       ---------        --------        --------
EXPENSES:
   Legal and accounting                                2,000             300          14,900          15,825
   Computer costs                                      2,997           2,354           8,104           8,847
   Partnership administration                         12,072           7,937          42,953          37,731
                                                    --------        --------        --------        --------
                                                      17,069          10,591          65,957          62,403
                                                    --------        --------        --------        --------
NET INCOME                                          $278,977        $255,374        $738,158        $762,409
                                                    ========        ========        ========        ========

NET INCOME ALLOCATED TO CLASS A
   LIMITED PARTNERS                                 $278,977        $255,374        $738,158        $762,409
                                                    ========        ========        ========        ========

NET LOSS ALLOCATED TO CLASS B
   LIMITED PARTNERS                                 $      0        $      0        $      0        $      0
                                                    ========        ========        ========        ========

NET INCOME PER WEIGHTED
   AVERAGE CLASS A LIMITED
   PARTNER UNIT                                     $   0.13        $   0.12        $   0.34        $   0.35
                                                    ========        ========        ========        ========

CASH DISTRIBUTION PER CLASS A
   LIMITED PARTNER UNIT                             $   0.21        $   0.23        $   0.65        $   0.68
                                                    ========        ========        ========        ========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                     Limited Partners
                                   -----------------------------------------------------
                                            Class A                     Class B                 Total
                                   -------------------------   -------------------------      Partners'
                                      Units         Amount        Units         Amount         Capital
                                   -----------   -----------   -----------   -----------    -------------
BALANCE, December 31, 1999           2,195,969   $18,056,939       304,031    $        0      $18,056,939

  Net income                                 0     1,027,798             0             0        1,027,798
  Partnership distributions                  0    (1,965,931)            0             0       (1,965,931)
  Class B conversion elections           3,000             0        (3,000)            0                0
                                   -----------   -----------   -----------   -----------    -------------
BALANCE, December 31, 2000           2,198,969    17,118,806       301,031             0       17,118,806

  Net income                                 0       738,158             0             0          738,158
  Partnership distributions                  0    (1,418,046)            0             0       (1,418,046)
  Class B conversion elections           6,567             0        (6,567)            0                0
                                   -----------   -----------   -----------   -----------    -------------
BALANCE, September 30, 2001          2,205,536   $16,438,918       294,464    $        0      $16,438,918
                                   ===========   ===========   ===========   ===========    =============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                  --------------------------------
                                                                  September 30,      September 30,
                                                                      2001               2000
                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $   738,158        $   762,409
 Adjustments to reconcile net income to net cash used in
  operating activities:
      Equity in income of joint venture                                (803,428)          (809,900)
      Changes in assets and liabilities:
        Accounts receivable                                                (300)                 0
        Accounts payable and accrued expenses                            (2,000)                 0
                                                                  -------------      -------------
      Net cash used in operating activities                             (67,570)           (47,491)
                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                           1,498,548          1,524,351
 Investment in joint ventures                                                 0            (54,471)
                                                                  -------------      -------------
      Net cash provided by investing activities                       1,498,548          1,469,880
                                                                  -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                      (1,430,912)        (1,465,563)
                                                                  -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                 66            (43,174)

CASH AND CASH EQUIVALENTS, beginning of year                             28,855            155,443
                                                                  -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                            $    28,921        $   112,269
                                                                  =============      =============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VI, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units once every five years. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions for 2,500,000 Limited Partners Units, composed of 1,933,218 Class A and 566,782 Class B Limited Partnership Units.

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells Real Estate Funds: (i) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund V-VI Joint Venture"), (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"), (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"), (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II-III-VI-VII Joint Venture"), (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"), and (vi) Fund I-II-IIOW-VI-VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, Fund II and Fund IIOW Joint Venture, and Wells Real Estate Fund VII, L.P. (the "Fund I-II-IIOW-VI-VII Joint Venture"). Fund II and Fund III Associates is a joint venture between the Fund II and Fund IIOW Joint Venture and Wells Real Estate Fund III, L.P. The Fund II and Fund IIOW Joint Venture is a joint venture between Wells Real Estate Fund II, L.P. and Wells Real Estate Fund IIOW, L.P.

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four story office building located in Hartford,

     Connecticut ("Hartford Building") and (ii) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), which are owned by the Fund V-VI Joint Venture, (iii) a three-story office building located in Appleton Wisconsin ("Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture, (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village III") and (v) a shopping center expansion located in Clayton County, Georgia ("Stockbridge Village I Expansion"), which are owned by the Fund VI-VII Joint Venture, (vi) an office/retail center located in Roswell, Georgia ("Holcomb Bridge Road Property"), which is owned by the Fund II-III-VI-VII Joint Venture, (vii) a four story office building located in Jacksonville, Florida ("BellSouth Building") and (viii) a shopping center located in Clemmons, North Carolina ("Tanglewood Commons"), which are owned by the Fund VI-VII-VIII Joint Venture, and (ix) a retail shopping center located in Cherokee County, Georgia ("Cherokee Commons"), which is owned by the Fund I-II-IIOW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


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

SUMMARY OF OPERATIONS

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                     Partnership's Share of Net
                                 Total Revenues                Net Income                     Income
                          --------------------------------------------------------------------------------------
                               Three Months Ended           Three Months Ended            Three Months Ended
                          --------------------------------------------------------------------------------------
                          September 30, September 30,  September 30,  September 30,  September 30, September 30,
                              2001          2000           2001           2000           2001          2000
                          --------------------------------------------------------------------------------------
Fund V-VI Joint
 Venture                     $  258,309    $  257,367     $  124,098    $   133,899      $  66,513     $  71,766
Fund V-VI-VII Joint
 Venture                        244,189       242,763        150,721        149,201         63,047        62,411
Fund VI-VII
 Joint Venture                  179,052       165,697         48,583         70,726         21,907        31,197
Fund II-III-VI-VII Joint
 Venture                        215,407       214,052         84,664         52,629         22,741        14,136
Fund VI-VII-VIII Joint
 Venture                        633,032       590,993        303,339        201,447        103,895        68,996
Fund I-II-IIOW-VI-VII
 Joint Venture                  253,155       230,688        165,104         58,293         17,679         6,242
                          --------------------------------------------------------------------------------------
                             $1,783,144    $1,701,560     $  876,509    $   666,195      $ 295,782     $ 254,748
                          ======================================================================================

                                                                                     Partnership's Share of Net
                                 Total Revenues                Net Income                     Income
                          --------------------------------------------------------------------------------------
                                Nine Months Ended            Nine Months Ended             Nine Months Ended
                          --------------------------------------------------------------------------------------
                          September 30, September 30,  September 30,  September 30,  September 30, September 30,
                              2001          2000           2001           2000           2001          2000
                          --------------------------------------------------------------------------------------
Fund V-VI Joint
 Venture                     $  777,063    $  771,621     $  380,082    $   384,908      $ 203,713     $ 206,299
Fund V-VI-VII Joint
 Venture                        735,685       728,288        449,066        443,283        187,844       185,426
Fund VI-VII
 Joint Venture                  544,613       485,238        171,580        209,256         77,010        91,751
Fund II-III-VI-VII Joint
 Venture                        631,698       658,907        175,834        191,051         47,229        51,316
Fund VI-VII-VIII Joint
 Venture                      1,806,896     1,770,931        698,230        707,948        239,146       242,474
Fund I-II-IIOW-VI-VII
 Joint Venture                  764,131       713,787        452,799        304,760         48,486        32,634
                          --------------------------------------------------------------------------------------
                             $5,260,086    $5,128,772     $2,327,591    $ 2,241,206      $ 803,428     $ 809,900
                          ======================================================================================

3.  SUBSEQUENT EVENT

On October 1, 2001, Fund I, II, IIOW, VI and VII Joint Venture sold Cherokee Commons for a gross sales price of $8,660,000. The Partnership received net proceeds of approximately $908,000, resulting in a gain of approximately $185,000.

Rent guarantees for two tenants were provided by Fund I-II-IIOW-VI-VII Joint Venture to the Purchaser in the sale of Cherokee Commons. The Partnership accrued a contingent liability of $1,681 in October 2001 for its portion of rental payments due from one tenant, as management considers the likelihood of nonpayment by this tenant to be probable. Management considers the likelihood of nonpayment by the second tenant to be low and, accordingly, has not accrued a contingent liability for the related rental guarantee.

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


1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of September 30, 2001 and September 30, 2000, the properties owned by the Partnership were 99% occupied. Gross revenues of the Partnership were $804,115 for the nine months ended September 30, 2001, as compared to $824,812 for the nine months ended September 30, 2000. The decrease in revenues for the nine months ended September 30, 2001 is attributed primarily to the decrease in equity in income from joint ventures. Equity in income from joint ventures decreased due to (i) decreased interest income, (ii) establishing new reserves for doubtful accounts receivable at Tanglewood Commons, Holcomb Bridge Road Property, and Stockbridge Village III, (iii) decreased common area maintenance reimbursement adjustments at Tanglewood Commons and Holcomb Bridge Road Property, and (iv) decreased occupancy at Holcomb Bridge Road Property. The decrease in revenues was partially offset by increased rental renewal rates at Stockbridge Village I Expansion, Hannover Center and Cherokee Commons. In addition, decreased depreciation expenses at Cherokee Commons and the Holcomb Bridge Road Property also increased income as some tenant improvements became fully depreciated in 2000 at Holcomb Bridge Property. Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Common as "Held For Sale" upon finalizing negotiations with the Purchaser, at which point Fund I-II-IIOW-VI-VII Joint Venture stopped depreciating these real estate assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     Gross revenues of the Partnership increased for the three months ended September 30, 2001 as compared to the same period in 2000 due to increased equity in income of joint ventures resulting from increased rental renewal rates at Cherokee Commons, Stoctbridge Village I Expansion, and the BellSouth Building made effective in June 2001, a timing difference in the billing of property taxes at Tanglewood Commons and a decrease in depreciation at Cherokee Commons. Expenses of the Partnership were $65,957 for the nine months ended September 30, 2001, as compared to $62,403 for 2000. The increase in expenses was primarily due to increased administrative salaries.

     Net income of the Partnership was $738,158 for the nine months ended September 30, 2001, as compared to $762,409 for the same period in 2000. The decrease in net income for 2001 from 2000 is due to the decreased revenues and increase in expenses as noted above. Net income of the Partnership was $278,977 for the three months ended September 30, 2001, as compared to $255,374 for the same period in 2000.The increase for the quarter was due to increased revenues offset by increased administrative expenses as noted above.

     Net cash used in operating activities increased to $67,570 for the nine months ended September 30, 2001 from $47,491 for the same period in 2000. This increase was due primarily to a decrease in interest income to the Partnership, an increase in partnership expenses and payment in current year of prior year accruals. Net cash provided by investing activities increased for the nine months ended September 30, 2001, as compared to the same period in 2000, due primarily to a decrease in the cash invested in joint ventures partially offset by a decrease in joint venture distributions received. Partnership distributions also decreased in 2001, as compared to 2000. These changes produced cash and cash equivalents of $112,269 and $28,921 at September 30, 2000, and 2001, respectively due to corresponding decreases in cash available for distributions at the partnership level resulting from the increase in cash used in operating activities described above.

     The Partnership declared cash distributions to Limited Partners holding Class A Units of $.21 for the three months ended September 30, 2001 as compared to distributions of $.23 per Class A Unit for the same period in 2000. No cash distributions were made to Limited Partners holding Class B Units or to the General Partners.

     The Partnership's distributions paid and payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners.

     As previously reported, the Partnership recently made the decision to begin selling some of its properties. At this time, the out parcels at Tanglewood Commons are being actively marketed for sale. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties in which the Partnership invests, either directly or through joint venture interests, exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Upon finalizing negotiations with purchasers, Management will reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to SFAS No. 121, discontinue depreciation at that point. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its real estate assets.

                          PART II - OTHER INFORMATION

Item 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                                   (Registrant)
Dated: November 9, 2001       By:  /s/ Leo F. Wells, III
                                   ----------------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.