Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND VI L P
filed 2002-03-26
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                 December 31, 2001                  or
                         ---------------------------------------------------

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                          0-23656
                       ---------------------------------------------------------

                         WELLS REAL ESTATE FUND VI, L. P
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Georgia                                 58-2022628
------------------------------------------------------    ----------------------
             (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)              Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia             30092
------------------------------------------------------    ----------------------
      (Address of Principal executive offices)                   (Zip code)

Registrant's telephone number, including area code             (770) 449-7800
Securities registered pursuant to Section 12(b)           ----------------------
of the Act:
                                                            Name of exchange on
                  Title of each class                        which registered
------------------------------------------------------    ----------------------
                         NONE                                      NONE
------------------------------------------------------    ----------------------

Securities registered pursuant to Section 12(g) of the Act:

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

Yes |X|  No |_|

Aggregate market value of the voting stock held               Not Applicable
by non-affiliates:                                        ----------------------

                                     PART I

ITEM 1. BUSINESS.

General

Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, as General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited Partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited Partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 5, 1993, the Partnership commenced a public offering of up to its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, and received gross proceeds of $25,000,000 representing subscriptions from 2,500,000 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES.

The Partnership owns interests in properties through the following joint ventures between the Partnership and affiliated limited partnerships: (i) Fund V and Fund VI Associates, a joint venture between the Partnership and Wells Real Estate Fund V, L.P. (the "Fund V-VI Joint Venture"); (ii) Fund V, Fund VI, and Fund VII Associates, a joint venture between the Partnership, Wells Real Estate Fund V, L.P. and Wells Real Estate Fund VII, L.P. (the "Fund V-VI-VII Joint Venture"); (iii) Fund VI and Fund VII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII Joint Venture"); (iv) Fund II, Fund III, Fund VI and Fund VII Associates, a joint venture between the Partnership, Fund II and Fund III Associates, and Wells Real Estate Fund VII, L.P., (the "Fund II-III-VI-VII Joint Venture"); (v) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership, Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (vi) Fund I-II-IIOW-VI-VII Associates, a joint venture between the Partnership, Wells Real Estate Fund I, Fund II and Fund IIOW Associates and Wells Real Estate Fund VII, L.P. (the "Fund I-II-IIOW-VI-VII Joint Venture").

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a four story office building located in Hartford, Connecticut ("Hartford Building") and
(ii) two retail buildings located in Clayton County, Georgia ("Stockbridge Village II"), both of which are owned by the Fund V - VI Joint Venture; (iii) a three-story office building located in Appleton Wisconsin (the "Marathon Building"), which is owned by the Fund V-VI-VII Joint Venture; (iv) two retail buildings located in Clayton County, Georgia ("Stockbridge Village III"); and
(v) a shopping center expansion located in Clayton County, Georgia ("Stockbridge Village I Expansion"), both of which are owned by the Fund VI-VII Joint Venture;
(vi) an office/retail center located in Roswell, Georgia (the "Holcomb Bridge Property"), which is owned by the Fund II-III-VI-VII Joint Venture; (vii) a four story office building located in Jacksonville, Florida (the "BellSouth Building") and (viii) a shopping center located in Clemmons, North Carolina ( "Tanglewood Commons"), both of which are owned by the Fund VI-VII- VIII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net sale proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. The Partnership was allocated a taxable gain of $21,867 and net sale proceeds of $903,122 from this transaction.

The following table shows lease expirations during the next ten years for all leases at properties in which the Partnership owned an interest through the joint ventures described above as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                             Partnership     Percentage      Percentage
                  Number                                      Share of        of Total        of Total
  Year of           of           Square        Annualized    Annualized        Square        Annualized
   Lease          Leases          Feet         Gross Base    Gross Base         Feet         Gross Base
Expiration       Expiring       Expiring        Rent (1)      Rent (1)        Expiring          Rent
----------     ------------   ------------   ------------   ------------    ------------    ------------
   2002                  22         43,514   $    740,852   $    247,241            12.1%           13.9%
   2003 (2)              10         87,174        966,615        491,202            24.3            18.2
   2004                   4         17,195        310,377        129,428             4.8             5.8
   2005                   5         12,550        184,154         75,006             3.5             3.5
   2006 (3)              10        191,996      2,979,539      1,102,992            53.5            56.0
   2011                   1          6,732        134,640         60,318             1.8             2.6
               ------------   ------------   ------------   ------------    ------------    ------------
                         52        359,161   $  5,316,177   $  2,106,187          100.00%         100.00%
               ============   ============   ============   ============    ============    ============

      (1)   Average monthly gross rent over the life of the lease, annualized.
      (2)   Primarily expiration of Hartford lease of (71,000 square feet).
      (3) Primarily expiration of Marathon lease (76,000 square feet), BellSouth lease (69,424 square feet) and American Express lease (22,607 square feet).

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

      Fund V-VI Joint Venture

      On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. ("Wells Fund V"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into the Fund V-VI Joint Venture. The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed approximately $5,329,541 and Wells Fund V had contributed approximately $4,544,601 to the Fund V-VI Joint Venture. The Partnership holds approximately 54% equity interest, and Wells Fund V currently holds approximately 46% equity interest in the Fund V-VI Joint Venture. The Partnership owns interests in the following two properties through the Fund V-VI Joint Venture:

      The Hartford Building

      On December 29, 1993, the Fund V-VI Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet from Hartford Accident and Indemnity Company for a purchase price of $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by the Fund V-VI Joint Venture to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund V totaling $3,432,707 and $3,508,797, respectively, for total capital contributions to the Fund V-VI Joint Venture of $6,941,504.

      The entire building is leased to Hartford Fire Insurance Company for a period of nine years and eleven months commencing on December 29, 1993. The annual base rent during the initial term is $458,400 commencing April 1, 1994 and continuing through the expiration of the initial term of the lease under the terms of its lease. Hartford also has the option to extend the initial term of the lease for two consecutive five year periods at currently prevailing market rates. Under the terms of its lease, Hartford is responsible for property taxes, operating expenses, general repair and maintenance work and a pro rata share of capital expenditures based upon the number of years remaining in the lease.

      The occupancy rate at the Hartford Building was 100% as of years ended December 31 2001, 2000 1999, 1998 and 1997. The average effective annual rental rate per square foot was $10.11 for 2001, 2000, 1999, 1998 and 1997.

      Stockbridge Village II

      On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as capital contribution to the Fund V-VI Joint Venture. Construction of a 5,400 square foot retail building was completed in November, 1994. A second retail building containing approximately 10,423 square feet was completed in June, 1995. The total construction cost of the second building in Stockbridge Village II was approximately $2,933,000. As of December 31, 2001, the Partnership had contributed $1,896,834, and Wells Fund V contributed $1,035,804 to the Fund V-VI Joint Venture for the acquisition and development of Stockbridge Village II.

      The entire first building is leased by Apple Restaurants, Inc. for a term of nine years and eleven months beginning in December 9, 1994. The annual base rent under the lease was $125,982 until December 15, 1999, at which time the annual base rent increased to $137,700.

      The occupancy rate for Stockbridge Village II at year-end was 100% in 2001, 2000 and 1999, 72% in 1998 and 1997. The average effective annual rental rate per square foot at Stockbridge Village II was $17.23 for 2001, $19.70 for 2000, $19.66 for 1999, $14.90 for 1998 and $14.88 for 1997.

      Fund V-VI-VII Joint Venture

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

      The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years expiring December 31, 2006, with options to extend the lease for two additional five-year periods at currently prevailing market rates. The annual base rent payable under the lease is $910,000.

      The occupancy rate at the Marathon Building was 100% at year-end in 2001, 2000, 1999, 1998 and 1997. The average effective annual rental rate per square foot in was $12.78 for 2001, 2000, 1999 and 1998 and $12.74 for
      1997.

      Fund VI-VII Joint Venture

      On December 9, 1994, the Partnership and Wells Fund VII entered into a Joint Venture Agreement and formed the Fund VI-VII Joint Venture. As of December 31, 2001, the Partnership contributed $2,710,639, including its cost to acquire land, and Wells Fund VII contributed $3,358,633 to the Fund VI -VII Joint Venture for the acquisition and development of Stockbridge Village III Project and Stockbridge Village I Expansion. As of December 31, 2001, the Partnership's equity interest in the Fund VI-VII Joint Venture was approximately 45%, and Wells Fund VII's equity interest in the Fund VI-VII Joint Venture was approximately 55%. The Partnership owns interests in the following two properties through the Fund VI-VII Joint Venture:

      Stockbridge Village III

      In April 1994, the Partnership purchased 3.27 acres of real property located in Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center was developed and is owned by an affiliate of the Partnership. On December 9, 1994, the Partnership contributed this property as a capital contribution to the Fund VI-VII Joint Venture.

      As of December 31, 2001, the Partnership has contributed $1,033,285 and Wells Fund VII has contributed $1,917,483 to the Fund VI-VII Joint Venture for the acquisition and development of the Stockbridge Village III Property. The first building is a 3,200 square foot restaurant, which was completed in March 1995, at a cost of approximately $400,000, excluding land. The space is now leased by RMS / Fazoli's for a term of 13 years, which commenced on December 10, 1998.

      The second out-parcel building containing approximately 15,000 square feet was completed in October 1995, at a cost of approximately $1,500,000, excluding land. In October 2001, Stockbridge Ribs, Inc. took occupancy of 6,732 square feet with a lease for ten years. The initial annual base rent for the first five years is $125,215, and $144,065 thereafter. Four other tenants occupy the remaining 6,543 square feet of this building.

      The average effective annual rental rate per square foot at Stockbridge Village III was $14.99 for 2001, $17.05 for 2000, $17.08 for 1999, $13.08
      for 1998, and $15.67 for 1997. The occupancy rate at year-end was 91% in 2001, and 100% in 2000, 1999, 1998 and 1997.

      Stockbridge Village I Expansion

      On June 7, 1995, the Fund VI-VII Joint Venture purchased 3.38 acres of real property located in Clayton County, Georgia for approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April 1996, upon which Cici's Pizza restaurant took occupancy of 4,000 square feet of the premises. The term of the CiCi's Pizza lease is nine years and eleven months commencing upon occupancy. The initial base rent is $48,000. In the third year, the annual base rent increased to $50,000, in the sixth year to $52,000, and in the ninth year to $56,000.

      As of December 31, 2001, the Partnership contributed a total of $1,677,354, and Wells Fund VII contributed a total of $1,441,150 for a total cost of approximately $3,118,504 toward the development and construction of the Stockbridge Village I Expansion.

      The occupancy rate at the Stockbridge Village I Expansion was 100%, 100%, 86%, 81% and 74% at year-end 2001, 2000, 1999, 1998 and 1997, respectively. The average effective annual rental rate per square foot was $13.87 for 2001, $11.97 for 2000, $10.74 for 1999, $10.08 for 1998 and
      $6.82 for 1997.

      Fund II-III-VI-VII Joint Venture

      On January 10, 1995, the Partnership, Fund II-III Joint Venture, and Wells Fund VII entered into the Fund II-III-VI-VII Joint Venture. The Fund II-III Joint Venture is a joint venture between Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-IIOW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II") and Wells Real Estate Fund II-OW ("Wells Fund IIOW"), Georgia public limited partnerships having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund IIOW and Wells Fund III are substantially identical to those of the Partnership.

      Holcomb Bridge Property

      In January 1995, the Fund II-III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements for the development and construction of two buildings containing a total of 49,530 square feet. Thirteen tenants occupied the Holcomb Bridge Property at December 31, 2001, for an occupancy rate at year end of 90%, 92%, 100%, 94%, and 94% in 2001, 2000, 1999, 1998 and
      1997, respectively. The average effective annual rental rate per square foot was $17.07 for 2001, $17.55 for 2000, $19.26 for 1999, $17.62 for
      1998 and $13.71 for 1997.

      As of December 31, 2001, the Fund II-III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 24%, the Partnership contributed $1,929,541 for an equity interest of approximately 27%, and Wells Fund VII contributed $3,525,041 for an equity interest of approximately 49%. The total cost to develop the Holcomb Bridge Property was approximately $5,454,582, excluding land.

      Fund VI-VII-VIII Joint Venture

      On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed the Fund VI-VII-VIII Joint Venture. The investment objectives of Wells Fund VII and Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed approximately $6,067,688 for an approximate equity interest of 34% in the Fund VI-VII-VIII Joint Venture, through which an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina are owned. As of December 31, 2001, Wells Fund VII has contributed $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33%, and Wells Fund VIII has contributed approximately $5,700,000 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 32%. Thus, a total of

      $17,700,000 has been contributed to the Fund VI-VII-VIII Joint Venture for the acquisition and development of the properties aforementioned.

      BellSouth Building

      On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, taking occupancy of approximately 66,333 square feet and American Express Travel Related Services Company, Inc. taking occupancy of approximately 22,607 square feet. BellSouth took occupancy of an additional 3,901 square feet in December 1996. The land purchase and construction costs, totaling approximately $9,000,000, were funded by capital contributions of $3,500,000 from the Partnership, $3,500,000 from Wells Fund VII and $2,000,000 from the Wells Fund VIII.

      The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at the currently prevailing market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the balance of the initial lease term. The original American Express lease was for a term of five years with an annual base rent of $369,851 and expired in June 2001. American Express has renewed their lease for five years at an annual base rent of $405,117 for the first year with a cumulative 3 percent escalation each year thereafter. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

      The occupancy rate at year-end was 100% in 2001, 2000, 1999, 1998 and 1997.The average effective annual rental rate per square foot at the BellSouth Building was $16.65 for 2001, $16.36 for 2000, 1999, and 1998,
      and $16.40 for 1997.

      Tanglewood Commons Shopping Center

      On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out parcels which have been graded and will be held for future development or resale. As of December 31, 2001, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

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

      The occupancy rate at year-end was 100% in 2001 and 2000, 91% for 1999 and 1998, and 86% for 1997. The average effective annual rental rate per square foot at Tanglewood Commons was $13.02 for 2001, $12.53 for 2000, $11.48 for 1999, $10.96 for 1998, and $9.12 for 1997.

      Fund I-II-IIOW-VI-VII Joint Venture

      On August 1, 1995, the Partnership, Wells Real Estate Fund I ("Wells Fund I"), a Georgia public limited partnership, the Fund II-Fund IIOW Joint Venture and Wells Fund VII, entered into Fund I-II-IIOW-VI-VII Joint Venture, which was formed to own and operate Cherokee Commons described below.

      Cherokee Commons

      Cherokee Commons consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, which has been expanded to consist of approximately 103,755 net leasable square feet. Cherokee Commons was initially developed through a joint venture between Wells Fund I and the Fund II-Fund IIOW Joint Venture, which contributed Cherokee Commons to the Fund I-II-IIOW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

      As of September 30, 2001, Wells Fund I contributed property with a book value of $2,139,900, the Fund II-Fund IIOW Joint Venture contributed property with a book value of $4,860,100, the Partnership contributed cash in the amount of $953,798, and Wells Fund VII contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of September 30, 2001, the equity interests in the Fund I-II-IIOW-VI-VII Joint Venture were as follows: Wells Fund I at 24%, Fund II-Fund IIOW Joint Venture at 54%, Wells Fund VII at 11% and the Partnership at 11%.

      On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net sale proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. The Partnership was allocated a taxable gain of $21,867 and net sale proceeds of $903,122 from this transaction.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $9.02 per Class A Unit and $9.02 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David
L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3. LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during 2001.

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2002, the Partnership had 2,236,361 outstanding Class A Units held by a total of 1,659 Limited Partners and 263,639 outstanding Class B Units held by a total of 180 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions. Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2001.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during 2000 and 2001 were as follows:

                                                 Per Class A Unit
                                            -------------------------
          Distribution         Total
           for Quarter          Cash        Investment      Return of
              Ended         Distributed       Income         Capital
     ------------------     -----------     ----------      ---------
         March 31, 2000       $494,887         $0.12          $0.11
          June 30, 2000        494,941          0.11           0.11
     September 30, 2000        494,957          0.12           0.11
      December 31, 2000        481,146          0.11           0.10
         March 31, 2001        481,593          0.10           0.12
          June 30, 2001        467,872          0.11           0.10
     September 30, 2001        468,581          0.13           0.09
      December 31, 2001        461,250          0.20           0.00

Fourth quarter distributions were accrued for accounting purposes in 2001 and paid to the limited partners holding Class A Units in February 2002.

ITEM 6. SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                    2001           2000           1999            1998            1997
                                --------------------------------------------------------------------------
Total assets                    $ 16,894,291   $ 17,602,253   $ 18,532,975    $ 19,328,676    $ 20,218,514
Total revenues                     1,281,251      1,107,788      1,056,568         939,519         884,802
Net income                         1,190,997      1,027,798        969,613         855,788         795,654
Net income allocated to
  Class A Limited Partners         1,190,997      1,027,798      1,274,859       1,770,058       1,677,826
Net loss allocated to
  Class B Limited Partners                 0              0       (305,246)       (914,270)       (882,172)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                  $0.54          $0.47          $0.58           $0.81           $0.78
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                    0.0            0.0          (0.99)          (2.80)          (2.47)
Class A Limited Partner Unit:
Investment income                       0.54           0.46           0.63            0.80            0.73
Return of capital                      $0.31          $0.43          $0.20           $0.00           $0.00

      (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being sold or converted to Class A or Class B Limited Partner Units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

Forward-Looking Statements

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

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $1,281,251, $1,107,788 and $1,056,568 for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 increase over 2000 and 1999 was due primarily to the sale of Cherokee Commons in 2001 partially offset by fluctuations in interest income. Expenses of the Partnership were $90,254 for the year ended 2001, as compared to $79,990 for 2000 and $86,955 for 1999. The change in expenses for 2001, as compared to 2000 and 1999 was primarily due to increased administrative salaries.

As a result, net income of the Partnership was $1,190,997, $1,027,798 and $969,613 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership made cash distributions of investment income and a return of capital to Limited Partners holding Class A Units of $0.54, $0.47 and $0.58 per Class A Unit for the years ended December 31, 2001, 2000, 1999, respectively. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2002. Distributions accrued for the fourth quarter of 2001 to the Limited Partners holding Class A Units were paid in February 2002. No cash distributions were made to Limited Partners holding Class B Units.

Liquidity and Capital Resources

Pursuant to the terms of the Partnership Agreement, the Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses required to operate the Partnership for a six-month period not to be reduced below 1% of Limited Partners' capital contributions. As set forth above, in order to fund tenant improvements at Stockbridge Village II, Stockbridge Village I Expansion and at the Holcomb Bridge Property, the General Partners have used $223,932 of the Partnership's working capital reserves to reduce the balance below this minimum amount, rather than funding the tenant improvements out of operating cash flow, which would have the effect of reducing cash flow distributions to Limited Partners. The General Partners anticipate that the remaining $26,068 in working capital reserves will be sufficient to meet its future needs.

The Partnership's net cash used in operating activities increased to $87,744 for the year ended December 31, 2001 as compared to $64,324 and $80,493 for the years ended December 31 2000 and 1999, respectively. The increase from 2000 to 2001 is primarily due to a decrease in interest income to the Partnership and an increase in partnership expenses. The decrease in net cash used in operating activities from 1999 to 2000 is due to an increase in interest income to the Partnership and a decrease in partnership expenses. Net cash provided by investing activities increased to $1,986,277 in 2001 from $1,898,256 in 2000 and $1,855,362 in 1999 due primarily to decreased investments in joint ventures partially offset by a decrease in joint venture distributions received. Net cash used in financing activities were $1,899,493, $1,960,520 and $1,765,314 for the years ended December 31, 2001, 2000 and 1999, respectively. The fluctuations from year to year correlate with the fluctuations in distributions received from joint ventures in investing activities. These changes produced cash and cash equivalents of $27,895, $28,855 and $155,443 at December 31, 2001, 2000 and 1999, respectively.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations. Since properties are acquired on an all-cash basis, the partnership has no permanent, long-term liquidity requirements.

Inflation

The real estate market has not been affected significantly by inflation during the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivables may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivable not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

--------------------------------------------------------------------------------
                             CASH COMPENSATION TABLE
--------------------------------------------------------------------------------
Name of individual or     Capacities in which served
   number in group           Form of Compensation         Cash Compensation
--------------------------------------------------------------------------------

  Wells Management          Property Manager -                 $156,226
  Company, Inc.             Management and Leasing
                            Fees

      (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2001, but not actually paid until January, 2002.

ITEM 12. OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.


                 Name and Address of    Amount and Nature of
Title of Class    Beneficial Owner      Beneficial Ownership    Percent of Class
--------------   -------------------    --------------------    ----------------
Class A Units     Leo F. Wells, III     1,327.37 units (IRA,      less than 1%
                                        401(k) and Profit
                                        Sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

      Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2001.

      Property Management and Leasing Fees. Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or
      (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $156,226 in property management cash compensation for services rendered during the year ended December 31, 2001.

      Real Estate Commissions. In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1. Financial Statements
      The Financial Statements are contained on pages F-2 through F-40 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March, 2002.

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

       Signature                         Title                        Date
-----------------------   ----------------------------------   -----------------


/s/ Leo F. Wells, III       Individual General Partner,          March 22, 2002
---------------------       President and Sole Director of
Leo F. Wells, III           Wells Capital, Inc., the
                            General Partner of Wells
                            Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS THAT HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

                          INDEX TO FINANCIAL STATEMENTS

                     Financial Statements                               Page
--------------------------------------------------------------------------------
Independent Auditors' Reports                                           F-2

Balance Sheets as of December 31, 2001 and 2000                         F-3

Statements of Income for the Years Ended December 31, 2001,
2000 and 1999                                                           F-4

Statements of Partners' Capital for the Years Ended
December 31, 2001, 2000 and 1999                                        F-5


Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999                                                           F-6

Notes to Financial Statements for December 31, 2001, 2000 and 1999      F-7

Audited Financial Statements - The Hartford Building                    F-34

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VI, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                2001          2000
                                                            -----------   -----------
INVESTMENT IN JOINT VENTURES                                $16,403,394   $17,090,238

CASH AND CASH EQUIVALENTS                                        27,895        28,855

DUE FROM AFFILIATES                                             462,092       480,960

ACCOUNTS RECEIVABLE                                                   0         2,200

PREPAID EXPENSES AND OTHER ASSETS                                   910             0
                                                            -----------   -----------
              Total assets                                  $16,894,291   $17,602,253
                                                            ===========   ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Partnership distributions payable                       $   461,250   $   481,447
    Accounts payable                                              2,534         2,000
                                                            -----------   -----------
              Total liabilities                                 463,784       483,447
                                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,236,360 units and 2,198,969 units as of
           December 31, 2001 and 2000, respectively          16,430,507    17,118,806
       Class B--263,640 units and 301,031 units as of
           December 31, 2001 and 2000, respectively                   0             0
                                                            -----------   -----------
              Total partners' capital                        16,430,507    17,118,806
                                                            -----------   -----------
              Total liabilities and partners' capital       $16,894,291   $17,602,253
                                                            ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                              2001          2000          1999
                                          -----------   -----------   -----------
REVENUES:
    Equity in income of joint ventures    $ 1,280,565   $ 1,092,222   $ 1,050,106
    Interest income                               686        15,566         6,462
                                          -----------   -----------   -----------
                                            1,281,251     1,107,788     1,056,568
                                          -----------   -----------   -----------
EXPENSES:
    Partnership administration                 58,638        50,167        53,350
    Legal and accounting                       18,076        17,950        23,619
    Computer costs                             13,540        11,873         9,986
                                          -----------   -----------   -----------
                                               90,254        79,990        86,955
                                          -----------   -----------   -----------
NET INCOME                                $ 1,190,997   $ 1,027,798   $   969,613
                                          ===========   ===========   ===========
NET INCOME ALLOCATED TO CLASS A LIMITED
    PARTNERS                              $ 1,190,997   $ 1,027,798   $ 1,274,859
                                          ===========   ===========   ===========
NET LOSS ALLOCATED TO CLASS B LIMITED
    PARTNERS                              $         0   $         0   $  (305,246)
                                          ===========   ===========   ===========
NET INCOME PER WEIGHTED AVERAGE CLASS A
    LIMITED PARTNER UNIT                  $      0.54   $      0.47   $      0.58
                                          ===========   ===========   ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B
    LIMITED PARTNER UNIT                  $      0.00   $      0.00   $     (0.99)
                                          ===========   ===========   ===========
DISTRIBUTION PER WEIGHTED AVERAGE
    CLASS A LIMITED PARTNER UNIT          $      0.85   $      0.89   $      0.83
                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                         Limited Partners
                                   ------------------------------------------------------------
                                              Class A                        Class B                  Total
                                   ----------------------------    ----------------------------      Partners'
                                       Units          Amount           Units          Amount          Capital
                                   ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998            2,187,757    $ 18,608,322         312,243    $    292,359    $ 18,900,681

    Net income (loss)                         0       1,274,859               0        (305,246)        969,613
    Partnership distributions                 0      (1,813,355)              0               0      (1,813,355)
    Class A conversion elections         (1,751)        (14,903)          1,751          14,903               0
    Class B conversion elections          9,963           2,016          (9,963)         (2,016)              0
                                   ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999            2,195,969      18,056,939         304,031               0      18,056,939

    Net income                                0       1,027,798               0               0       1,027,798
    Partnership distributions                 0      (1,965,931)              0               0      (1,965,931)
    Class B conversion elections          3,000               0          (3,000)              0               0
                                   ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000            2,198,969      17,118,806         301,031               0      17,118,806

    Net income                                0       1,190,997               0               0       1,190,997
    Partnership distributions                 0      (1,879,296)              0               0      (1,879,296)
    Class B conversion elections         37,391               0         (37,391)              0               0
                                   ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001            2,236,360    $ 16,430,507         263,640    $          0    $ 16,430,507
                                   ============    ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                      2001           2000           1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 1,190,997    $ 1,027,798    $   969,613
                                                                  -----------    -----------    -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                      (1,280,565)    (1,092,222)    (1,050,106)
           Changes in assets and liabilities:
              Accounts receivable                                       2,200         (2,200)             0
              Prepaid expenses and other assets                          (910)           300              0
              Accounts payable and accrued expenses                       534          2,000              0
                                                                  -----------    -----------    -----------
                 Total adjustments                                 (1,278,741)    (1,092,122)    (1,050,106)
                                                                  -----------    -----------    -----------
                 Net cash used in operating activities                (87,744)       (64,324)       (80,493)
                                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                            0       (105,416)       (13,943)
    Distributions received from joint ventures                      1,986,277      2,003,672      1,869,305
                                                                  -----------    -----------    -----------
                 Net cash provided by investing activities          1,986,277      1,898,256      1,855,362
                                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings      (895,946)      (940,621)       (41,177)
    Distributions to partners from accumulated earnings            (1,003,547)    (1,019,899)    (1,724,137)
                                                                  -----------    -----------    -----------
                 Net cash used in financing activities             (1,899,493)    (1,960,520)    (1,765,314)
                                                                  -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (960)      (126,588)         9,555

CASH AND CASH EQUIVALENTS, beginning of year                           28,855        155,443        145,888
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                            $    27,895    $    28,855    $   155,443
                                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures       $         0    $       307    $       581
                                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund VI, L.P. (the "Partnership") is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units once every five years. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are to be developed, are currently under development or construction, are newly constructed, or have operating histories. During the periods audited, the Partnership owned an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate
Funds: (i) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"), (ii) an office/retail center in Roswell, Georgia ("880 Holcomb Bridge"), (iii) the Hartford Building, a four-story office building located in Southington, Connecticut, (iv) the Stockbridge Village II property, two retail buildings located in Clayton County, Georgia, (v) the Marathon Building, a three-story office building located in Appleton, Wisconsin, (vi) the Stockbridge Village III Retail Center, two retail buildings located in Stockbridge, Georgia,
(vii) a retail center expansion in Stockbridge, Georgia ("Stockbridge Expansion"), (viii) the BellSouth property, a four-story office building in Jacksonville, Florida, and (ix) a retail shopping center in Clemmons, Forsyth County, North Carolina ("Tanglewood Commons").

Use of Estimates and Factors Affecting the Partnership

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

      . To limited partners, on a per unit basis, until each limited partner has received 100% of his/her adjusted capital contribution, as defined

      . To limited partners holding Class B units, on a per unit basis, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

      . To all limited partners, on a per unit basis, until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

      . To limited partners holding Class B units on a per unit basis, until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

      . To the general partners until they have received 100% of their capital contributions, as defined

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

      Real Estate Assets

      Real estate assets held through investments in affiliated joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred.

      Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

      Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset, whichever is shorter.

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

      Deferred Lease Acquisition Costs

      Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 3.

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

Per Unit Data

Net income (loss) per unit, with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999, is computed based on the weighted average number of units outstanding during the period.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2. RELATED-PARTY TRANSACTIONS

Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000, as follows:

                                                              2001       2000
                                                            --------   --------
      Fund V and VI Associates                              $ 72,277   $115,089
      Fund V, VI, and  VII Associates                         98,591     99,030
      Fund VI and VII Associates                              62,122     64,313
      Fund VI, VII, and VIII Associates                      173,414    155,253
      Fund I, II, II-OW, VI, and VII Associates--Cherokee      8,261     20,703
      Fund II, III, VI, and VII Associates                    47,427     26,572
                                                            --------   --------
                                                            $462,092   $480,960
                                                            ========   ========

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.


The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $156,226, $157,719, and $161,779 for the years ended December 31, 2001, 2000, and 1999, respectively.

Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3. INVESTMENT IN JOINT VENTURES

The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                2001                   2000
                                       ---------------------  ----------------------
                                         Amount      Percent     Amount      Percent
                                       -----------   -------  -----------    -------
Fund I, II, II-OW, VI, and VII
    Associates--Cherokee               $   907,949      11%   $   749,777       11%
Fund II, III, VI, and VII Associates     1,350,182      26      1,456,417       26
Fund V and VI Associates                 4,179,416      54      4,378,890       54
Fund V, VI, and VII Associates           2,669,167      42      2,812,772       42
Fund VI and VII Associates               2,264,192      45      2,392,014       45
Fund VI, VII, and VIII Associates        5,032,488      34      5,300,368       34
                                       -----------            -----------
                                       $16,403,394            $17,090,238
                                       ===========            ===========

The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                       2001            2000
                                                  ------------    ------------
Investment in joint ventures, beginning of year   $ 17,090,238    $ 17,884,649
    Equity in income of joint ventures               1,280,565       1,092,222
    Contributions to joint ventures                          0         105,723
    Distributions from joint ventures               (1,967,409)     (1,992,356)
                                                  ------------    ------------
Investment in joint ventures, end of year         $ 16,403,394    $ 17,090,238
                                                  ============    ============

Fund I, II, II-OW, VI, and VII Associates--Cherokee

Fund I, II, II-OW, VI, and VII Associates--Cherokee (or the "Cherokee Joint Venture") was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates--Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I's ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69% to 55%. The $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                  2001         2000
                                                               ----------   ----------
Real estate assets, at cost:
    Land                                                       $        0   $1,219,704
    Building and improvements, less accumulated depreciation
       of $0 in 2001 and $3,606,079 in 2000                             0    5,624,924
                                                               ----------   ----------
              Total real estate assets                                  0    6,844,628
Cash and cash equivalents                                       8,455,308      214,940
Accounts receivable                                                54,871       31,356
Prepaid expenses and other assets                                  21,528      100,866
                                                               ----------   ----------
              Total assets                                     $8,531,707   $7,191,790
                                                               ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                      $   30,777   $   23,716
    Refundable security deposits                                        0       23,839
    Partnership distributions payable                              77,142      197,191
    Due to affiliates                                             149,898      137,334
                                                               ----------   ----------
              Total liabilities                                   257,817      382,080
                                                               ----------   ----------
Partners' capital:
    Wells Real Estate Fund I                                    1,840,011    1,498,120
    Fund II and II-OW                                           4,620,682    3,814,737
    Wells Real Estate Fund VI                                     907,949      749,777
    Wells Real Estate Fund VII                                    905,248      747,076
                                                               ----------   ----------
              Total partners' capital                           8,273,890    6,809,710
                                                               ----------   ----------
              Total liabilities and partners' capital          $8,531,707   $7,191,790
                                                               ==========   ==========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001           2000          1999
                                                     -----------    -----------   -----------
Revenues:
    Rental income                                    $   758,302    $   965,305   $   945,222
    Interest income                                       69,626             78            68
    Other income                                           1,008              0             0
    Gain on sale of real estate                        1,725,015              0             0
                                                     -----------    -----------   -----------
                                                       2,553,951        965,383       945,290
                                                     -----------    -----------   -----------
Expenses:
    Depreciation                                         254,448        442,250       447,969
    Operating costs, net of reimbursements               (65,676)        24,557        37,583
    Partnership administration                            15,627         23,352        24,882
    Management and leasing fees                           67,560         74,422        94,149
    Legal and accounting                                  18,357          6,180         5,624
    Bad debt expense                                       8,682              0             0
                                                     -----------    -----------   -----------
                                                         298,998        570,761       610,207
                                                     -----------    -----------   -----------
Net income                                           $ 2,254,953    $   394,622   $   335,083
                                                     ===========    ===========   ===========
Net income allocated to Wells Real Estate Fund I     $   541,707    $    94,800   $    80,496
                                                     ===========    ===========   ===========
Net income allocated to Fund II and II-OW            $ 1,230,326    $   215,310   $   182,825
                                                     ===========    ===========   ===========
Net income allocated to Wells Real Estate Fund VI    $   241,460    $    42,256   $    35,881
                                                     ===========    ===========   ===========
Net income allocated to Wells Real Estate Fund VII   $   241,460    $    42,256   $    35,881
                                                     ===========    ===========   ===========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real       Fund II         Wells Real      Wells Real        Total
                                    Estate           and             Estate          Estate        Partners'
                                    Fund I          II-OW            Fund VI        Fund VII        Capital
                                  ----------      ----------       ----------      ----------     ----------
Balance, December 31, 1998        $1,741,492      $4,295,663        $844,160        $841,460      $7,722,775
    Net income                        80,496         182,825          35,881          35,881         335,083
    Partnership distributions       (203,855)       (425,383)        (83,483)        (83,483)       (796,204)
                                  ----------      ----------        --------        --------      ----------
Balance, December 31, 1999         1,618,133       4,053,105         796,558         793,858       7,261,654
    Net income                        94,800         215,310          42,256          42,256         394,622
    Partnership distributions       (214,813)       (453,678)        (89,037)        (89,038)       (846,566)
                                  ----------      ----------        --------        --------      ----------
Balance, December 31, 2000         1,498,120       3,814,737         749,777         747,076       6,809,710
    Net income                       541,707       1,230,326         241,460         241,460       2,254,953
    Partnership distributions       (199,816)       (424,381)        (83,288)        (83,288)       (790,773)
                                  ----------      ----------        --------        --------      ----------
Balance, December 31, 2001        $1,840,011      $4,620,682        $907,949        $905,248      $8,273,890
                                  ==========      ==========        ========        ========      ==========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                       2001            2000            1999
                                                                    ----------        --------        --------
Cash flows from operating activities:
    Net income                                                      $2,254,953        $394,622        $335,083
                                                                    ----------        --------        --------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                254,448         442,250         447,969
           Gain on sale of real estate                              (1,725,015)              0               0
           Changes in assets and liabilities:
              Accounts receivable                                      (56,972)         (3,653)          7,814
              Prepaid expenses and other assets, net                    12,961         (11,020)          1,133
              Accounts payable and accrued expenses, and
                 refundable security deposits                          (29,563)         12,694         (72,272)
              Due to affiliates                                         12,564          15,062          13,005
                                                                    ----------        --------        --------
                  Total adjustments                                 (1,531,577)        455,333         397,649
                                                                    ----------        --------        --------
                  Net cash provided by operating activities            723,376         849,955         732,732
                                                                    ----------        --------        --------
Cash flows from investing activities:
    Net proceeds from the sale of real estate                        8,434,089               0               0
    Investment in real estate                                           (6,275)              0         (14,148)
                                                                    ----------        --------        --------
                  Net cash provided by (used in) investing
                     activities                                      8,427,814               0         (14,148)
                                                                    ----------        --------        --------
Cash flows from financing activities:
    Distributions to joint venture partners                           (910,822)       (841,555)       (734,858)
                                                                    ----------        --------        --------
Net increase (decrease) in cash and cash equivalents                 8,240,368           8,400         (16,274)
Cash and cash equivalents, beginning of year                           214,940         206,540         222,814
                                                                    ----------        --------        --------
Cash and cash equivalents, end of year                              $8,455,308        $214,940        $206,540
                                                                    ==========        ========        ========

Fund II, III, VI, and VII Associates

On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates--Brookwood Grill and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates--Brookwood Grill contributed a 4.3-acre tract of land to the Fund II, III, VI, and VII Associates joint venture. Development on this property of two buildings containing a total of approximately rentable 49,500 square feet was substantially completed in 1996.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                      2001          2000
                                                                   ----------    ----------
Real estate assets, at cost:
    Land                                                           $1,325,242    $1,325,242
    Building and improvements, less accumulated depreciation of
       $1,969,078 in 2001 and $1,654,520 in 2000                    3,749,081     4,063,639
                                                                   ----------    ----------
              Total real estate assets                              5,074,323     5,388,881
Cash and cash equivalents                                             151,109        88,044
Accounts receivable                                                    27,391       151,886
Prepaid expenses and other assets, net                                 86,575       158,872
                                                                   ----------    ----------
              Total assets                                         $5,339,398    $5,787,683
                                                                   ==========    ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                          $   47,605    $   82,072
    Partnership distributions payable                                 136,570       154,874
                                                                   ----------    ----------
                                                                      184,175       236,946
                                                                   ----------    ----------
Partners' capital:
    Fund II and III Associates--Brookwood Grill                     1,210,117     1,305,317
    Wells Real Estate Fund VI                                       1,350,182     1,456,417
    Wells Real Estate Fund VII                                      2,594,924     2,789,003
                                                                   ----------    ----------
              Total partners' capital                               5,155,223     5,550,737
                                                                   ----------    ----------
              Total liabilities and partners' capital              $5,339,398    $5,787,683
                                                                   ==========    ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                          2001        2000        1999
                                                        --------    --------    --------
Revenues:
    Rental income                                       $845,597    $869,390    $953,952
    Other income                                               0           0      23,843
    Interest income                                        2,566           0           0
                                                        --------    --------    --------
                                                         848,163     869,390     977,795
                                                        --------    --------    --------
Expenses:
    Depreciation                                         314,558     355,293     415,165
    Operating costs, net of reimbursements                77,354      70,693      68,691
    Management and leasing fees                          103,277     111,567     129,798
    Legal and accounting                                  12,389       4,513       4,952
    Partnership administration                            21,691      22,646      19,891
    Bad debt expense                                      55,802      74,145           0
                                                        --------    --------    --------
                                                         585,071     638,857     638,497
                                                        --------    --------    --------
Net income                                              $263,092    $230,533    $339,298
                                                        ========    ========    ========
Net income allocated to Fund II and III Associates--
    Brookwood Grill                                     $ 63,326    $ 55,489    $ 81,669
                                                        ========    ========    ========
Net income allocated to Wells Real Estate Fund VI       $ 70,667    $ 61,921    $ 91,135
                                                        ========    ========    ========
Net income allocated to Wells Real Estate Fund VII      $129,099    $113,123    $166,494
                                                        ========    ========    ========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                   Fund II
                                   and III
                                 Associates--       Wells           Wells           Total
                                  Brookwood      Real Estate     Real Estate      Partners'
                                    Grill          Fund VI         Fund VII        Capital
                                 -----------     -----------     -----------     -----------
Balance, December 31, 1998       $ 1,507,807     $ 1,682,380     $ 3,201,805     $ 6,391,992
    Net income                        81,669          91,135         166,494         339,298
    Partnership distributions       (182,885)       (204,085)       (372,836)       (759,806)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 1999         1,406,591       1,569,430       2,995,463       5,971,484
    Net income                        55,489          61,921         113,123         230,533
    Partnership distributions       (156,763)       (174,934)       (319,583)       (651,280)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 2000         1,305,317       1,456,417       2,789,003       5,550,737
    Net income                        63,326          70,667         129,099         263,092
    Partnership distributions       (158,526)       (176,902)       (323,178)       (658,606)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 2001       $ 1,210,117     $ 1,350,182     $ 2,594,924     $ 5,155,223
                                 ===========     ===========     ===========     ===========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      2001          2000          1999
                                                                   ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                     $ 263,092     $ 230,533     $ 339,298
                                                                   ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                              314,558       355,293       415,165
           Changes in assets and liabilities:
              Accounts receivable                                    124,495        10,578       (51,004)
              Prepaid expenses and other assets, net                  72,297        54,571        20,522
              Accounts payable and accrued expenses                  (34,467)       (5,854)     (104,146)
                                                                   ---------     ---------     ---------
                 Total adjustments                                   476,883       414,588       280,537
                                                                   ---------     ---------     ---------
                 Net cash provided by operating activities           739,975       645,121       619,835
Cash flows from investing activities:
    Investment in real estate                                              0             0       (19,772)
Cash flows from financing activities:
    Distributions to joint venture partners                         (676,910)     (746,481)     (719,447)
                                                                   ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                  63,065      (101,360)     (119,384)
Cash and cash equivalents, beginning of year                          88,044       189,404       308,788
                                                                   ---------     ---------     ---------
Cash and cash equivalents, end of year                             $ 151,109     $  88,044     $ 189,404
                                                                   =========     =========     =========

Fund V and VI Associates

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. ("Fund V"), known as Fund V and VI Associates, for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, Fund V contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. During 1999, the Partnership made additional capital contributions to Fund V and VI Associates. Ownership interests were recomputed accordingly. Following are the financial statements for Fund V and VI Associates:

                            Fund V and VI Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                      2001          2000
                                                                   ----------    ----------
Real estate assets, at cost:
    Land                                                           $1,622,733    $1,622,733
    Building and improvements, less accumulated depreciation of
       $2,769,703 in 2001 and $2,372,711 in 2000                    6,013,993     6,410,985
    Construction in progress                                           85,550             0
                                                                   ----------    ----------
              Total real estate assets                              7,722,276     8,033,718
Cash and cash equivalents                                             120,054       197,279
Accounts receivable                                                    95,299       109,677
Prepaid expenses and other assets, net                                 36,095        45,685
                                                                   ----------    ----------
              Total assets                                         $7,973,724    $8,386,359
                                                                   ==========    ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                               $   28,030    $   18,615
    Partnership distributions payable                                 147,840       197,717
                                                                   ----------    ----------
              Total liabilities                                       175,870       216,332
                                                                   ----------    ----------
Partners' capital:
    Wells Real Estate Fund V                                        3,618,438     3,791,137
    Wells Real Estate Fund VI                                       4,179,416     4,378,890
                                                                   ----------    ----------
              Total partners' capital                               7,797,854     8,170,027
                                                                   ----------    ----------
              Total liabilities and partners' capital              $7,973,724    $8,386,359
                                                                   ==========    ==========

                            Fund V and VI Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001          2000          1999
                                                     ----------    ----------    ----------
Revenues:
    Rental income                                    $  990,117    $1,029,287    $1,028,611
    Interest income                                       5,848           750             0
                                                     ----------    ----------    ----------
                                                        995,965     1,030,037     1,028,611
                                                     ----------    ----------    ----------
Expenses:
    Depreciation                                        396,992       396,990       396,993
    Operating costs, net of reimbursements               21,877        18,330        30,325
    Management and leasing fees                          62,264        67,354        65,167
    Legal and accounting                                 12,000         7,677         7,400
    Partnership administration                           22,896        14,185        17,194
                                                     ----------    ----------    ----------
                                                        516,029       504,536       517,079
                                                     ----------    ----------    ----------
Net income                                           $  479,936    $  525,501    $  511,532
                                                     ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund V     $  222,705    $  243,848    $  237,527
                                                     ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund VI    $  257,231    $  281,653    $  274,005
                                                     ==========    ==========    ==========

                            Fund V and VI Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real      Wells Real        Total
                                    Estate          Estate         Partners'
                                    Fund V         Fund VI         Capital
                                 -----------     -----------     -----------
Balance, December 31, 1998       $ 4,159,768     $ 4,789,883     $ 8,949,651
    Net income                       237,527         274,005         511,532
    Partnership contributions              0          14,524          14,524
    Partnership distributions       (416,596)       (480,571)       (897,167)
                                 -----------     -----------     -----------
Balance, December 31, 1999         3,980,699       4,597,841       8,578,540
    Net income                       243,848         281,653         525,501
    Partnership distributions       (433,410)       (500,604)       (934,014)
                                 -----------     -----------     -----------
Balance, December 31, 2000         3,791,137       4,378,890       8,170,027
    Net income                       222,705         257,231         479,936
    Partnership distributions       (395,404)       (456,705)       (852,109)
                                 -----------     -----------     -----------
Balance, December 31, 2001       $ 3,618,438     $ 4,179,416     $ 7,797,854
                                 ===========     ===========     ===========

                            Fund V and VI Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   2001          2000          1999
                                                                ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                  $ 479,936     $ 525,501     $ 511,532
                                                                ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           396,992       396,990       396,993
           Changes in assets and liabilities:
              Accounts receivable                                  14,378        25,552       (38,399)
              Prepaid expenses and other assets, net                9,590         9,589        (5,675)
              Accounts payable                                      9,415           321         1,817
              Due to affiliates                                         0        (1,775)       (5,034)
                                                                ---------     ---------     ---------
                 Total adjustments                                430,375       430,677       349,702
                                                                ---------     ---------     ---------
                 Net cash provided by operating activities        910,311       956,178       861,234
                                                                ---------     ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                     (85,550)            0        (8,235)
                                                                ---------     ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                           0             0        14,524
    Distributions to joint venture partners                      (901,986)     (936,556)     (903,049)
                                                                ---------     ---------     ---------
                 Net cash used in financing activities           (901,986)     (936,556)     (888,525)
                                                                ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents              (77,225)       19,622       (35,526)
Cash and cash equivalents, beginning of year                      197,279       177,657       213,183
                                                                ---------     ---------     ---------
Cash and cash equivalents, end of year                          $ 120,054     $ 197,279     $ 177,657
                                                                =========     =========     =========

Fund V, VI, and VII Associates

On September 8, 1994, the Partnership entered into a joint venture agreement with Fund V and Fund VII. The joint venture, Fund V, VI, and VII Associates, was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates purchased a 75,000-square foot, three-story office building known as the Marathon Building in Appleton, Wisconsin.

Following are the financial statements for Fund V, VI, and VII Associates:

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                      2001          2000
                                                                   ----------    ----------
Real estate assets, at cost:
    Land                                                           $  314,591    $  314,591
    Building and improvements, less accumulated depreciation of
       $2,392,085 in 2001 and $2,057,369 in 2000                    5,975,819     6,310,535
                                                                   ----------    ----------
              Total real estate assets                              6,290,410     6,625,126
Cash and cash equivalents                                             238,016       238,242
Accounts receivable                                                    94,746       103,696
                                                                   ----------    ----------
              Total assets                                         $6,623,172    $6,967,064
                                                                   ==========    ==========

                        Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                              $  235,695    $  236,743
    Due to affiliates                                                   6,112         5,648
                                                                   ----------    ----------
              Total liabilities                                       241,807       242,391
                                                                   ----------    ----------
Partners' capital:
    Wells Real Estate Fund V                                        1,050,146     1,106,655
    Wells Real Estate Fund VI                                       2,669,167     2,812,772
    Wells Real Estate Fund VII                                      2,662,052     2,805,246
                                                                   ----------    ----------
              Total partners' capital                               6,381,365     6,724,673
                                                                   ----------    ----------
              Total liabilities and partners' capital              $6,623,172    $6,967,064
                                                                   ==========    ==========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001        2000        1999
                                                      --------    --------    --------
Revenues:
    Rental income                                     $971,051    $971,050    $971,051
    Interest income                                      8,135           0           0
                                                      --------    --------    --------
                                                       979,186     971,050     971,051
                                                      --------    --------    --------
Expenses:
    Depreciation                                       334,716     350,585     350,585
    Management and leasing fees                          9,442       9,442      39,659
    Legal and accounting                                 4,500       5,750       5,750
    Partnership administration                          18,044      13,536      12,302
    Operating costs                                      1,648       1,505       1,389
                                                      --------    --------    --------
                                                       368,350     380,818     409,685
                                                      --------    --------    --------
Net income                                            $610,836    $590,232    $561,366
                                                      ========    ========    ========
Net income allocated to Wells Real Estate Fund V      $100,544    $ 97,152    $ 92,401
                                                      ========    ========    ========
Net income allocated to Wells Real Estate fund VI     $255,513    $246,894    $234,819
                                                      ========    ========    ========
Net income allocated to Wells Real Estate fund VII    $254,779    $246,186    $234,146
                                                      ========    ========    ========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real      Wells Real      Wells Real        Total
                                    Estate          Estate          Estate        Partners'
                                    Fund V          Fund VI        Fund VII        Capital
                                 -----------     -----------     -----------     -----------
Balance, December 31, 1998       $ 1,224,896     $ 3,113,259     $ 3,104,872     $ 7,443,027
    Net income                        92,401         234,819         234,146         561,366
    Partnership distributions       (151,521)       (385,063)       (383,959)       (920,543)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 1999         1,165,776       2,963,015       2,955,059       7,083,850
    Net income                        97,152         246,894         246,186         590,232
    Partnership distributions       (156,273)       (397,137)       (395,999)       (949,409)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 2000         1,106,655       2,812,772       2,805,246       6,724,673
    Net income                       100,544         255,513         254,779         610,836
    Partnership distributions       (157,053)       (399,118)       (397,973)       (954,144)
                                 -----------     -----------     -----------     -----------
Balance, December 31, 2001       $ 1,050,146     $ 2,669,167     $ 2,662,052     $ 6,381,365
                                 ===========     ===========     ===========     ===========

                         Fund V, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   2001          2000          1999
                                                                ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                  $ 610,836     $ 590,232     $ 561,366
                                                                ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           334,716       350,585       350,585
           Changes in assets and liabilities:
              Accounts receivable                                   8,950         8,949         8,949
              Due from affiliates                                       0         2,450        (2,450)
              Due to affiliates                                       464         1,142          (358)
                                                                ---------     ---------     ---------
                 Total adjustments                                344,130       363,126       356,726
                                                                ---------     ---------     ---------
                 Net cash provided by operating activities        954,966       953,358       918,092
Cash flows from financing activities:
    Distributions to joint venture partners                      (955,192)     (950,366)     (918,833)
                                                                ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents                 (226)        2,992          (741)
Cash and cash equivalents, beginning of year                      238,242       235,250       235,991
                                                                ---------     ---------     ---------
Cash and cash equivalents, end of year                          $ 238,016     $ 238,242     $ 235,250
                                                                =========     =========     =========

Fund VI and VII Associates

On December 9, 1994, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VI and VII Associates, was formed for the purpose of investing in commercial properties. In December 1994, the Partnership contributed its interest in a parcel of land, the Stockbridge Village III Retail Center property located in Stockbridge, Georgia, to the joint venture. The Stockbridge Village III Retail Center property is comprised of two separate out parcel buildings totaling approximately 18,500 square feet. One of the out parcel buildings began operations during 1995. The other out parcel building began operations during 1996. On June 7, 1995, Fund VI and VII Associates purchased an additional 3.38 acres of real property located in Stockbridge, Georgia. The retail center expansion, the Stockbridge Expansion, consists of a multitenant shopping center containing approximately 29,000 square feet.

During 2000, the Partnership made additional capital contributions to Fund VI and VII Associates; during 1999, the Partnership and Fund VII made additional capital contributions to the joint venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VI and VII Associates:

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                      2001          2000
                                                                   ----------    ----------
Real estate assets, at cost:
    Land                                                           $1,812,447    $1,812,447
    Building and improvements, less accumulated depreciation of
       $1,289,653 in 2001 and $1,065,513 in 2000                    3,130,758     3,354,898
                                                                   ----------    ----------
              Total real estate assets                              4,943,205     5,167,345
Cash and cash equivalents                                             140,092       118,152
Accounts receivable                                                    52,292       130,094
Prepaid expenses and other assets, net                                109,796       106,422
                                                                   ----------    ----------
              Total assets                                         $5,245,385    $5,522,013
                                                                   ==========    ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                               $   52,686    $   38,969
    Partnership distributions payable                                 138,667       143,693
                                                                   ----------    ----------
              Total liabilities                                       191,353       182,662
                                                                   ----------    ----------
Partners' capital:
    Wells Real Estate Fund VI                                       2,264,192     2,392,014
    Wells Real Estate Fund VII                                      2,789,840     2,947,337
                                                                   ----------    ----------
              Total partners' capital                               5,054,032     5,339,351
                                                                   ----------    ----------
              Total liabilities and partners' capital              $5,245,385    $5,522,013
                                                                   ==========    ==========

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001         2000         1999
                                                      ---------    ---------    ---------
Revenues:
    Rental income                                     $ 677,831    $ 659,932    $ 624,453
    Interest income                                       4,694            0            0
                                                      ---------    ---------    ---------
                                                        682,525      659,932      624,453
                                                      ---------    ---------    ---------
Expenses:
    Depreciation                                        224,140      233,212      235,591
    Operating costs, net of reimbursements               16,475        4,652       (9,718)
    Management and leasing fees                          80,783       84,684       80,064
    Partnership administration                           25,911       23,259       33,090
    Legal and accounting                                 31,695       25,075       15,247
    Bad debt expense                                     88,493            0            0
                                                      ---------    ---------    ---------
                                                        467,497      370,882      354,274
                                                      ---------    ---------    ---------
Net income                                            $ 215,028    $ 289,050    $ 270,179
                                                      =========    =========    =========
Net income allocated to Wells Real Estate Fund VI     $  96,332    $ 127,466    $ 118,073
                                                      =========    =========    =========
Net income allocated to Wells Real Estate Fund VII    $ 118,696    $ 161,584    $ 152,106
                                                      =========    =========    =========

                           Fund VI and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real      Wells Real        Total
                                    Estate          Estate        Partners'
                                   Fund VI         Fund VII        Capital
                                 -----------     -----------     -----------
Balance, December 31, 1998       $ 2,511,074     $ 3,234,873     $ 5,745,947
    Net income                       118,073         152,106         270,179
    Partnership distributions       (230,711)       (297,212)       (527,923)
                                 -----------     -----------     -----------
Balance, December 31, 1999         2,398,436       3,089,767       5,488,203
    Net income                       127,466         161,584         289,050
    Partnership contributions        105,723               0         105,723
    Partnership distributions       (239,611)       (304,014)       (543,625)
                                 -----------     -----------     -----------
Balance, December 31, 2000         2,392,014       2,947,337       5,339,351
    Net income                        96,332         118,696         215,028
    Partnership distributions       (224,154)       (276,193)       (500,347)
                                 -----------     -----------     -----------
Balance, December 31, 2001       $ 2,264,192     $ 2,789,840     $ 5,054,032
                                 ===========     ===========     ===========

                           Funds VI and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   2001          2000          1999
                                                                ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                                  $ 215,028     $ 289,050     $ 270,179
                                                                ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           224,140       233,212       235,591
           Changes in assets and liabilities:
              Accounts receivable                                  77,802        (3,112)        6,152
              Prepaid expenses and other assets, net               (3,374)        9,321        14,940
              Accounts payable                                     13,717         3,734        (2,165)
              Due to affiliates                                         0             0        (5,338)
                                                                ---------     ---------     ---------
                 Total adjustments                                312,285       243,155       249,180
                                                                ---------     ---------     ---------
                 Net cash provided by operating activities        527,313       532,205       519,359
                                                                ---------     ---------     ---------
Cash flows from investing activities:
    Investment in real estate                                           0      (103,099)         (497)
                                                                ---------     ---------     ---------
Cash flows from financing activities:
    Contributions from joint venture partners                           0       105,723             0
    Distributions to joint venture partners                      (505,373)     (530,298)     (465,500)
                                                                ---------     ---------     ---------
                 Net cash used in financing activities           (505,373)     (424,575)     (465,500)
                                                                ---------     ---------     ---------
Net increase in cash and cash equivalents                          21,940         4,531        53,362
Cash and cash equivalents, beginning of year                      118,152       113,621        60,259
                                                                ---------     ---------     ---------
Cash and cash equivalents, end of year                          $ 140,092     $ 118,152     $ 113,621
                                                                =========     =========     =========

Fund VI, VII, and VIII Associates

On April 17, 1995, the Partnership entered into a joint venture with Fund VII and Wells Real Estate Fund VIII, L.P. ("Fund VIII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

Following are the financial statements for Fund VI, VII, and VIII Associates:

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                       2001           2000
                                                                   -----------    -----------
Real estate assets, at cost:
    Land                                                           $ 4,461,819    $ 4,461,819
    Building and improvements, less accumulated depreciation of
       $3,707,449 in 2001 and $3,031,152 in 2000                     9,398,120     10,074,417
    Construction in progress                                             3,797          3,797
                                                                   -----------    -----------
              Total real estate assets                              13,863,736     14,540,033
Cash and cash equivalents                                              747,198        606,802
Accounts receivable                                                    192,807        346,018
Prepaid expenses and other assets, net                                 428,052        471,658
                                                                   -----------    -----------
              Total assets                                         $15,231,793    $15,964,511
                                                                   ===========    ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                               $    76,639    $    65,442
    Partnership distributions payable                                  446,315        408,291
    Due to affiliates                                                   15,590         15,407
                                                                   -----------    -----------
              Total liabilities                                        538,544        489,140
                                                                   -----------    -----------
Partners' capital:
    Wells Real Estate Fund VI                                        5,032,488      5,300,368
    Wells Real Estate Fund VII                                       4,906,826      5,168,016
    Wells Real Estate Fund VIII                                      4,753,935      5,006,987
                                                                   -----------    -----------
              Total partners' capital                               14,693,249     15,475,371
                                                                   -----------    -----------
              Total liabilities and partners' capital              $15,231,793    $15,964,511
                                                                   ===========    ===========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                          2001          2000          1999
                                                       ----------    ----------    ----------
Revenues:
    Rental income                                      $2,424,385    $2,364,871    $2,294,016
    Interest income                                        25,294         3,985        14,937
    Other income                                              360           360           360
                                                       ----------    ----------    ----------
                                                        2,450,039     2,369,216     2,309,313
                                                       ----------    ----------    ----------
Expenses:
    Depreciation                                          676,297       715,402       701,885
    Operating costs, net of reimbursements                362,796       371,191       444,156
    Management and leasing fees                           277,863       273,632       259,352
    Legal and accounting                                   16,296         7,650        10,286
    Partnership administration                             42,469        30,330        27,804
    Computer costs                                          2,985         1,585         1,043
    Bad debt expense                                       22,111             0             0
                                                       ----------    ----------    ----------
                                                        1,400,817     1,399,790     1,444,526
                                                       ----------    ----------    ----------
Net income                                             $1,049,222    $  969,426    $  864,787
                                                       ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund VI      $  359,362    $  332,032    $  296,193
                                                       ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund VII     $  350,389    $  323,741    $  288,796
                                                       ==========    ==========    ==========
Net income allocated to Wells Real Estate Fund VIII    $  339,471    $  313,653    $  279,798
                                                       ==========    ==========    ==========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                   Wells Real       Wells Real       Wells Real         Total
                                     Estate           Estate           Estate         Partners'
                                    Fund VI          Fund VII         Fund VIII        Capital
                                   ----------       ----------       ----------      -----------
Balance, December 31, 1998         $5,813,110       $5,667,955       $5,491,347      $16,972,412
    Net income                        296,193          288,796          279,798          864,787
    Partnership distributions        (549,934)        (536,202)        (519,493)      (1,605,629)
                                   ----------       ----------       ----------      -----------
Balance, December 31, 1999          5,559,369        5,420,549        5,251,652       16,231,570
    Net income                        332,032          323,741          313,653          969,426
    Partnership distributions        (591,033)        (576,274)        (558,318)      (1,725,625)
                                   ----------       ----------       ----------      -----------
Balance, December 31, 2000          5,300,368        5,168,016        5,006,987       15,475,371
    Net income                        359,362          350,389          339,471        1,049,222
    Partnership distributions        (627,242)        (611,579)        (592,523)      (1,831,344)
                                   ----------       ----------       ----------      -----------
Balance, December 31, 2001         $5,032,488       $4,906,826       $4,753,935      $14,693,249
                                   ==========       ==========       ==========      ===========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001            2000            1999
                                                              -----------     -----------     -----------
Cash flows from operating activities:
    Net income                                                $ 1,049,222     $   969,426     $   864,787
                                                              -----------     -----------     -----------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                           676,297         715,402         701,885
           Changes in assets and liabilities:
              Accounts receivable                                 153,211         (74,810)        (71,269)
              Prepaid expenses and other assets, net               43,606          58,171          87,773
              Accounts payable                                     11,197         (18,717)         32,133
              Due to affiliates                                       183            (874)          6,546
                                                              -----------     -----------     -----------
                 Total adjustments                                884,494         679,172         757,068
                                                              -----------     -----------     -----------
                 Net cash provided by operating activities      1,933,716       1,648,598       1,621,855
Cash flows from investing activities:
    Investment in real estate                                           0        (136,564)        (64,749)
Cash flows from financing activities:
    Distributions to joint venture partners                    (1,793,320)     (1,641,434)     (1,621,225)
                                                              -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents              140,396        (129,400)        (64,119)
Cash and cash equivalents, beginning of year                      606,802         736,202         800,321
                                                              -----------     -----------     -----------
Cash and cash equivalents, end of year                        $   747,198     $   606,802     $   736,202
                                                              ===========     ===========     ===========

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                     2001            2000            1999
                                                                 -----------     -----------     -----------
Financial statement net income                                   $ 1,190,997     $ 1,027,798     $   969,613
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                     337,333         327,267         392,268
    Expenses deductible when paid for income tax purposes,
       accrued for financial reporting purposes                       33,684             100           4,985
    Rental income accrued for financial reporting purposes in
       excess of amounts for income tax purposes                      49,647         (10,329)        (44,181)
    Gain on sale of property for financial reporting purposes
       in excess of amount for income tax purposes                  (159,560)              0               0
                                                                 -----------     -----------     -----------
Income tax basis net income                                      $ 1,452,101     $ 1,344,836     $ 1,322,685
                                                                 ===========     ===========     ===========

The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                  2001             2000             1999
                                                              -----------      -----------      -----------
Financial statement partners' capital                         $16,430,507      $17,118,806      $18,056,939
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                             2,093,463        1,756,130        1,428,863
       Joint venture change in ownership                            8,730            8,730            8,730
       Capitalization of syndication costs for income tax
           purposes, which are accounted for as cost of
           capital for financial reporting purposes             3,655,694        3,655,694        3,655,694
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                   (230,129)        (279,776)        (269,447)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                      67,830           34,147           34,047
       Partnership's distributions payable                        461,250          481,448          476,036
       Gain on sale of property for financial reporting
           purposes in excess of amount for income tax
           purposes                                              (159,560)               0                0
                                                              -----------      -----------      -----------
Income tax basis partners' capital                            $22,327,785      $22,775,179      $23,390,862
                                                              ===========      ===========      ===========

5. RENTAL INCOME

The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $ 2,262,469
               2003                                        2,046,724
               2004                                        1,555,588
               2005                                        1,443,772
               2006                                          997,384
            Thereafter                                     2,425,857
                                                         -----------
                                                         $10,731,794
                                                         ===========

Four tenants contributed approximately 20%, 15%, 15%, and 13% of rental income. In addition, three tenants will contribute approximately 28%, 21%, and 18% of future minimum rental income.

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $   604,859
               2003                                          319,952
               2004                                          285,696
               2005                                          167,194
               2006                                           21,308
            Thereafter                                             0
                                                         -----------
                                                         $ 1,399,009
                                                         ===========

Three tenants contributed approximately 15%, 15%, and 14% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 38%, 17%, 13%, and 11% of future minimum rental income.

The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $ 1,032,440
               2003                                          966,018
               2004                                          186,004
               2005                                           96,689
               2006                                           99,173
            Thereafter                                             0
                                                         -----------
                                                         $ 2,380,324
                                                         ===========

Two tenants contributed approximately 73% and 14% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 58%, 20%, and 15% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $   990,000
               2003                                          990,000
               2004                                          990,000
               2005                                          990,000
               2006                                          990,000
            Thereafter                                             0
                                                         -----------
                                                         $ 4,950,000
                                                         ===========

One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $   632,544
               2003                                          460,691
               2004                                          418,929
               2005                                          392,162
               2006                                          281,375
            Thereafter                                     1,251,668
                                                         -----------
                                                         $ 3,437,369
                                                         ===========

Two tenants contributed approximately 13% and 10% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 38% and 27% of future minimum rental income.

The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $ 2,482,965
               2003                                        2,405,444
               2004                                        2,273,500
               2005                                        2,214,804
               2006                                        1,165,554
            Thereafter                                     5,453,538
                                                         -----------
                                                         $15,995,805
                                                         ===========

Three tenants contributed approximately 48%, 22%, and 16% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 51%, 33%, and 12% of future minimum rental income.

6. QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                  2001 Quarters Ended
                                                -----------------------------------------------------
                                                March 31        June 30     September 30    December 31
                                                --------       --------     ------------    -----------
Revenues                                        $244,007       $264,062       $296,046       $477,136
Net income                                       223,624        235,557        278,977        452,839
Net income allocated to Class A limited
    partners                                     223,624        235,557        278,977        452,839
Net income per weighted average Class A
    limited partner unit                           $0.10          $0.11          $0.13          $0.20
Distribution per weighted average Class A
    limited partner unit                            0.22           0.21           0.21           0.21

                                                                  2000 Quarters Ended
                                                -----------------------------------------------------
                                                March 31        June 30     September 30    December 31
                                                --------       --------     ------------    -----------
Revenues                                        $289,216       $269,631       $265,965       $282,976
Net income                                       263,183        243,852        255,374        265,389
Net income allocated to Class A limited
    partners                                     263,183        243,852        255,374        265,389
Net income per weighted average Class A
    limited partner unit                           $0.12          $0.11          $0.12          $0.12
Distribution per weighted average Class A
    limited partner unit                            0.23           0.23           0.23           0.20

7. COMMITMENTS AND CONTINGENCIES

Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund V, L.P. and
Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of THE HARTFORD BUILDING as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartford Building as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


Atlanta, Georgia
January 25, 2002

                              THE HARTFORD BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                      2001          2000
                                                                   ----------    ----------
REAL ESTATE ASSETS:
    Land                                                           $  528,042    $  528,042
    Building and improvements, less accumulated depreciation of
       $2,128,853 in 2001 and $1,836,822 in 2000                    4,758,900     4,965,619
                                                                   ----------    ----------
              Total real estate assets                              5,286,942     5,493,661

CASH AND CASH EQUIVALENTS                                              52,579       120,872

ACCOUNTS RECEIVABLE                                                    32,855        19,544
                                                                   ----------    ----------
              Total assets                                         $5,372,376    $5,634,077
                                                                   ==========    ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                               $   10,195    $    1,000
    Distributions payable to partners                                  90,021       169,716
    Due to affiliate                                                        0             0
                                                                   ----------    ----------
              Total liabilities                                       100,216       170,716
                                                                   ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund V, L.P.                                  2,782,049     2,884,693
    Wells Real Estate Fund VI, L.P.                                 2,490,111     2,578,668
                                                                   ----------    ----------
              Total partners' capital                               5,272,160     5,463,361
                                                                   ----------    ----------
              Total liabilities and partners' capital              $5,372,376    $5,634,077
                                                                   ==========    ==========

      The accompanying notes are an integral part of these balance sheets.

                              THE HARTFORD BUILDING

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                2001        2000        1999
                                              --------    --------    --------
REVENUES:
    Rental income                             $717,499    $717,499    $717,499
    Interest income                              5,848         750           0
                                              --------    --------    --------
                                               723,347     718,249     717,499
                                              --------    --------    --------
EXPENSES:
    Depreciation                               292,031     292,031     292,031
    Operating costs, net of reimbursements      16,230       8,001       7,582
    Management and leasing fees                 29,160      29,133      28,968
    Legal and accounting                         6,500       4,250       3,700
                                              --------    --------    --------
                                               343,921     333,415     332,281
                                              --------    --------    --------
NET INCOME                                    $379,426    $384,834    $385,218
                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                  Wells Real      Wells Real        Total
                                    Estate          Estate        Partners'
                                 Fund V, L.P.    Fund VI, L.P.     Capital
                                 -----------     -----------     -----------
BALANCE, December 31, 1998       $ 3,162,033     $ 2,918,791     $ 6,080,824

    Net income                       178,879         206,339         385,218
    Distributions                   (317,598)       (371,351)       (688,949)
                                 -----------     -----------     -----------
BALANCE, December 31, 1999         3,023,314       2,753,779       5,777,093

    Net income                       178,574         206,260         384,834
    Distributions                   (317,195)       (381,371)       (698,566)
                                 -----------     -----------     -----------
BALANCE, December 31, 2000         2,884,693       2,578,668       5,463,361

    Net income                       176,065         203,361         379,426
    Distributions                   (278,709)       (291,918)       (570,627)
                                 -----------     -----------     -----------
BALANCE, December 31, 2001       $ 2,782,049     $ 2,490,111     $ 5,272,160
                                 ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                      2001          2000          1999
                                                                   ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 379,426     $ 384,834     $ 385,218
                                                                   ---------     ---------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                              292,031       292,031       292,031
           Changes in assets and liabilities:
              Accounts receivable                                    (13,311)        6,701         6,703
              Accounts payable                                         9,195         1,000        (1,550)
              Due to affiliate                                             0             0             0
                                                                   ---------     ---------     ---------
                 Total adjustments                                   287,915       299,732       297,184
                                                                   ---------     ---------     ---------
                 Net cash provided by operating activities           667,341       684,566       682,402

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                        (85,312)            0             0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                                  (650,322)     (698,880)     (695,749)
                                                                   ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (68,293)      (14,314)      (13,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         120,872       135,186       148,533
                                                                   ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $  52,579     $ 120,872     $ 135,186
                                                                   =========     =========     =========

        The accompanying notes are an integral part of these statements.

                              THE HARTFORD BUILDING

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Hartford Building ("Hartford") is a four-story office building located in Southington, Connecticut, and is owned by Fund V and Fund VI Associates, a joint venture between Wells Real Estate Fund V, L.P. ("Fund V") and Wells Real Estate Fund VI, L.P. ("Fund VI"). As of December 31, 2001 and 2000, Fund V owned 46% and Fund VI owned 54% of The Hartford Building, respectively. Allocations of net income and distributions are made in accordance with ownership percentages.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Hartford Building is not deemed to be a taxable entity for federal income tax purposes.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Hartford as of December 31, 2001 or December 31, 2000.

Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

Revenue Recognition

The lease on The Hartford Building is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, Hartford considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2. RENTAL INCOME

The future minimum rental income due to Hartford under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
               2002                                      $  724,400
               2003                                         663,850
               2004                                               0
               2005                                               0
               2006                                               0
            Thereafter                                            0
                                                         ----------
                                                         $1,388,250
                                                         ==========

One tenant contributed 100% of rental income for the year ended December 31, 2001 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

Fund V and Fund VI Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund V and Fund VI Associates. In consideration for supervising the management of The Hartford Building, Fund V and Fund VI Associates generally pays Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Hartford incurred management and leasing fees of $29,160, $29,133, and $28,968 for the years ended December 31, 2001, 2000, and 1999, respectively.

4. COMMITMENTS AND CONTINGENCIES

Management, after consultation with legal counsel, is not aware of any significant litigation or claims against The Hartford Building and its partners. In the normal course of business, The Hartford Building and its partners may become subject to such litigation or claims.

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

Exhibit
Number      Description of Document
-------     -----------------------

*3(a) Certificate of Limited Partnership of Wells Real Estate Fund VI, L.P. (Exhibit 3(c) to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*4(a) Agreement of Limited Partnership of Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(a) Management Agreement between Wells Real Estate Fund VI, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(b) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund VI, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(c) Custodial Agency Agreement dated March 25, 1993, between Wells Real Estate Fund VI, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(d) Fund V and Fund VI Associates Joint Venture Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(e) Sale and Purchase Agreement dated November 17, 1993, with Hartford Accident and Indemnity Company (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(f) Lease with Hartford Fire Insurance Company December 29, 1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of

            Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(g) Amended and Restated Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund VI, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(h) First Amendment to Joint Venture Agreement of Fund V and Fund VI Associates dated July 1, 1994 (Exhibit 10(x) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(i) Land and Building Lease Agreement dated March 29, 1994, between Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund V, L.P. (Exhibit 10(y) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(j) Building Lease Agreement dated September 9, 1994, between Glenn's Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(z) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(k) Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(l) Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(m) Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(n) Building Lease dated February 14, 1991, between Interglobia Inc. - Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(o) Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. - Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(p) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(p) Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc.- Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Poyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(q) Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. - Appleton and Jaakko Poyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(r) Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc. - Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(s) Agreement for the Purchase and Sale of Real Property dated April 7, 1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(t) Land and Building Lease Agreement dated August 22, 1994, between KRR Stockbridge, Inc. d/b/a Kenny Rogers Roasters and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(u) Joint Venture Agreement of Fund VI and Fund VII Associates dated December 9, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(v) Building Lease Agreement dated December 19, 1994, between Damon's of Stockbridge, LLC d/b/a Damon's Clubhouse and NationsBank of Georgia, N.A., as Agent for Fund VI and Fund VII Associates (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(w) Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(x) Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates, dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(y) Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(z) Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P. and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa) Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb) Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc) Architect's Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-

            11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd) First Amendment to Joint Venture Agreement of Fund VI and Fund VII Associates dated May 25, 1995, filed herewith

*10(ee) First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff) Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg) Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(hh) Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ii) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(jj) Lease Modification Agreement No. 3 with The Kroger Co. dated December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(kk) Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to the Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)