Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND VI L P
filed 2002-05-14
CIK 895334

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2002                        or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ________________________

Commission file number                      0-23656
                       ---------------------------------------------------------

                         WELLS REAL ESTATE FUND VI, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Georgia                                    58-2022628
------------------------------------------------     ---------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

  6200 The Corners Pkwy., Norcross, Georgia                       30092
------------------------------------------------     ---------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                     ---------------------------

________________________________________________________________________________
   (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X              No _______
              ------

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets--March 31, 2002 and December 31, 2001                                        3

          Statements of Income for the Three Months Ended March 31, 2002
          and 2001                                                                                    4

          Statements of Partners' Capital for the Year Ended December 31, 2001
          and the Three Months Ended March 31, 2002                                                   5

          Statements of Cash Flows for the Three Months Ended March 31, 2002
          and 2001                                                                                    6

          Condensed Notes to Financial Statements                                                     7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                 11

PART II. OTHER INFORMATION                                                                           14

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                              March 31,    December 31,
                                                                                2002          2001
                                                                             -----------   ------------
ASSETS:

  Investments in joint ventures (Note 2)                                     $16,192,579    $16,403,394
  Cash and cash equivalents                                                       10,539         27,895
  Due from affiliates                                                            469,977        462,092
   Prepaid expenses and other assets                                                   0            910
                                                                             -----------   ------------
             Total assets                                                    $16,673,095    $16,894,291
                                                                             ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
  Liabilities:
  Partnership distributions payable                                          $   448,244    $   461,250
  Accounts payable                                                                   591          2,534
                                                                             -----------   ------------
             Total liabilities                                                   448,835        463,784
                                                                             -----------   ------------
  Partners' capital:
   Class A--2,241,428 and 2,236,360 units outstanding as of                   16,224,260     16,430,507
     March 31, 2002 and December 31, 2001, respectively
   Class B--258,572 and 263,640 units outstanding as of
     March 31, 2002 and December 31, 2001, respectively                                0              0
                                                                             -----------   ------------
             Total partners' capital                                          16,224,260     16,430,507
                                                                             -----------   ------------
             Total liabilities and partners' capital                         $16,673,095    $16,894,291
                                                                             ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                    ----------------------
                                                                    March 31,    March 31,
                                                                      2002         2001
                                                                    ---------    ---------
REVENUES:
  Equity in income of joint ventures (Note 2)                       $ 265,901    $ 243,995
  Interest Income                                                         861           12
                                                                    ---------    ---------
                                                                      266,762      244,007
                                                                    ---------    ---------
EXPENSES:
  Partnership administration                                           12,999        9,933
  Legal and accounting                                                  9,669        9,650
  Computer costs                                                        2,055          800
                                                                    ---------    ---------
                                                                       24,723       20,383
                                                                    ---------    ---------
NET INCOME                                                          $ 242,039    $ 223,624
                                                                    =========    =========

NET INCOME ALLOCATED TO CLASS A LIMITED
  PARTNERS                                                          $ 242,039    $ 223,624
                                                                    =========    =========
NET LOSS ALLOCATED TO CLASS B LIMITED
  PARTNERS                                                          $       0    $       0
                                                                    =========    =========
NET INCOME PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                                              $    0.11    $    0.10
                                                                    =========    =========
NET LOSS PER WEIGHTED AVERAGE CLASS B
  LIMITED PARTNER UNIT                                              $    0.00    $    0.00
                                                                    =========    =========
CASH DISTRIBUTION PER CLASS A LIMITED
  PARTNER UNIT                                                      $    0.20    $    0.22
                                                                    =========    =========

     The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                           AND THE THREE MONTHS ENDED

                                 MARCH 31, 2002

                                                      Limited Partners                   Total
                                     -----------------------------------------------
                                             Class A                 Class B            Partners'
                                     ------------------------   --------------------
                                       Units         Amounts     Units      Amounts      Capital
                                     ---------   ------------   -------    ---------   ------------
BALANCE, December 31, 2000           2,198,969   $ 17,118,806   301,031    $       0   $ 17,118,806

   Net income                                0      1,190,997         0            0      1,190,997
   Partnership distributions                 0     (1,879,296)        0            0     (1,879,296)
   Class B conversion elections         37,391              0   (37,391)           0              0
                                     ---------   ------------   -------    ---------   ------------
BALANCE, December 31, 2001           2,236,360     16,430,507   263,640            0     16,430,507

   Net income                                0        242,039         0            0        242,039
   Partnership distributions                 0       (448,286)        0            0       (448,286)
   Class B conversion elections          5,068              0    (5,068)           0              0
                                     ---------   ------------   -------    ---------   ------------
BALANCE, March 31, 2002              2,241,428   $ 16,224,260   258,572    $       0   $ 16,224,260
                                     =========   ============   =======    =========   ============

     The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                         ----------------------
                                                                         March 31,    March 31,
                                                                           2002          2001
                                                                         ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                           $ 242,039    $ 223,624
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Equity in income of joint ventures                               (265,901)    (243,995)
         Changes in assets and liabilities:
                Prepaid expenses and other assets                              910        2,200
                Accounts payable                                            (1,943)      (2,000)
                                                                         ---------    ---------
                     Net cash used in operating activities                 (24,895)     (20,171)
                                                                         ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                               468,831      495,960
                                                                         ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Partnership distributions paid                                          (461,292)    (481,146)
                                                                         ---------    ---------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                               (17,356)      (5,357)

CASH AND CASH EQUIVALENTS, beginning of year                                27,895       28,855
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                 $  10,539    $  23,498
                                                                         =========    =========

     The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND VI, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund VI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia non-public limited partnership, as its General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     On April 5, 1993, the Partnership commenced a public offering of up to its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994 upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from 1,793 Class A and Class B limited partners.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

     ---------------------------------------------------------------------------------------------------------------------
            Joint Venture                     Joint Venture Partners                       Properties
            -------------                     ----------------------                       ----------
     ---------------------------------------------------------------------------------------------------------------------
     Fund II-III-VI-VII Associates     -   Fund II and III Associates*          1. Holcomb Bridge Property
                                       -   Wells Real Estate Fund VI, L.P.          An office/retail center located in
                                       -   Wells Real Estate Fund VII, L.P.         Roswell, Georgia
     ---------------------------------------------------------------------------------------------------------------------
     Fund V-VI Associates              -   Wells Real Estate Fund V, L.P.       2. Stockbridge Village II
                                       -   Wells Real Estate Fund VI, L.P.          Two retail buildings located in
                                                                                    Clayton county, Georgia

                                                                                3. Hartford Building
                                                                                    A four story office building located
                                                                                    in Hartford, Connecticut
     ---------------------------------------------------------------------------------------------------------------------
     Fund V-VI-VII Associates          -   Wells Real Estate Fund V, L.P.       4. Marathon Building
                                       -   Wells Real Estate Fund VI, L.P.          A three-story office building located
                                       -   Wells Real Estate Fund VII, L.P.         in Appleton, Wisconsin
     ---------------------------------------------------------------------------------------------------------------------
     Fund VI-VII Associates            -   Wells Real Estate Fund VI, L.P.      5. Stockbridge Village I Expansion
                                       -   Wells Real Estate Fund VII, L.P.         A retail shopping center expansion
                                                                                    located in Stockbridge, Georgia

                                                                                6. Stockbridge Village III
                                                                                    Two retail buildings located in
                                                                                    Stockbridge, Georgia
     ---------------------------------------------------------------------------------------------------------------------
     Fund VI-VII-VIII Associates       -   Wells Real Estate Fund VI, L.P.      7. BellSouth Building
                                       -   Wells Real Estate Fund VII, L.P.         A four-story office building located
                                       -   Wells Real Estate Fund VIII, L.P.        in Jacksonville, Florida

                                                                                8. Tanglewood Commons
                                                                                    A retail center located  in
                                                                                    Clemmons, North Carolina
     ---------------------------------------------------------------------------------------------------------------------

     * Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distribution of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

         . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

         . Second, to the General Partners until each General Partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

         . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENTS IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership owned interests in eight properties as of March 31, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for partnership on Form 10-K for the year ended December 31, 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                  Partnership's
                              Total Revenues             Net Income            Share of Net Income
                        ------------------------  ------------------------  ------------------------
                            Three Months Ended       Three Months Ended        Three Months Ended
                        ------------------------  ------------------------  ------------------------
                         March 31,    March 31,    March 31,    March 31,    March 31,    March 31,
                           2002         2001         2002         2001         2002         2001
                        -----------  -----------  -----------  -----------  -----------  -----------
Fund I-II-IIOW-VI-VII
  Associates            $        0   $  253,584   $   24,861   $  176,684   $    2,618   $   18,919
Fund II-III-VI-VII
  Associates               178,443      210,377       60,829       28,807       16,339        7,738
Fund V-VI
   Associates              255,916      257,194      133,275      125,613       71,432       67,325
Fund V-VI-VII
  Associates               242,763      242,763      141,192      148,124       59,060       61,960
Fund VI-VII
  Associates               183,946      180,421       80,115       84,145       35,891       37,697
Fund VI-VII-VIII
  Associates               610,359      571,942      235,211      147,023       80,561       50,356
                        -----------  -----------  -----------  -----------  -----------  -----------
                        $1,471,427   $1,716,281   $  675,483   $  710,396   $  265,901   $  243,995
                        ===========  ===========  ===========  ===========  ===========  ===========

The following information summarizes the operations of the properties, which are owned by one of the above joint ventures and significant to the Partnership, for the three months ended March 31, 2002 and 2001, respectively. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:

                                                                                  Partnership's
                              Total Revenues             Net Income            Share of Net Income
                        ------------------------  ------------------------  ------------------------
                            Three Months Ended       Three Months Ended        Three Months Ended
                        ------------------------  ------------------------  ------------------------
                         March 31,    March 31,    March 31,    March 31,    March 31,    March 31,
                           2002         2001         2002         2001         2002         2001
                        -----------  -----------  -----------  -----------  -----------  -----------
Hartford Building       $  179,375   $  179,375   $   93,543   $   95,930   $   50,139   $   51,418
                        ===========  ===========  ===========  ===========  ===========  ===========


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1,
     2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations and Changes in Financial Conditions

     Revenues
     Gross revenues increased to $266,762 for the three moths ended March 31, 2002, from $244,007 for the three months ended March 31, 2001, primarily due to the increase in equity in income of joint ventures resulting from
     (i) increased rental rates at the BellSouth Building, (ii) receivables due from tenants at Tanglewood Commons and the Holcomb Bridge Property were written-off in 2001 and later collected in 2002, (iii) decreased depreciation expense for the BellSouth Building as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001, and (iv) an increase in common area maintenance reimbursement billings to tenants at the Stockbridge Village II Property. The increase in equity in income of joint ventures was partially offset by (i) a decrease in occupancy of the Holcomb Bridge Property, (ii) receivables due from tenants at Hannover Center that were written-off in 2002, (iii) a decrease in interest income earned by the Partnership's joint ventures in 2002 due to the general decline in interest rates, and (iv) a reduction in net income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the third quarter of 2001.

     Expenses
     Expenses increased to $24,723 for the three months ended March 31, 2002, from $20,383 for the three months ended March 31, 2001, primarily due to an increase in partnership administration expenses and computer costs. As a result, net income increased to $242,039 for the three months ended March 31, 2002 from $223,624 for the three months ended March 31, 2001.

     Distributions
     The Partnership declared cash distributions of $0.20 per unit for the three months ended March 31, 2002, as compared to $0.22 per unit for the same period in 2001 as described in the following section. The General Partners anticipate that distributions per unit to Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to limited partners holding Class B Units.

     (c) Liquidity and Capital Resources

     Net cash used in operating activities increased to $24,895 for the three months ended March 31, 2002, from $20,171 for the three months ended March 31, 2001, primarily due to an increase in computer costs and partnership administration expenses. Net cash provided by investing activities decreased to $468,831 for the three months ended March 31, 2002 from $495,960 for the same period in 2001 due to a corresponding decrease in earnings generated from joint ventures during the quarter immediately proceeding the quarter ended March 31, 2002 compared to the same period in the prior year, which is primarily a result of the reduction in earnings generated from Fund I-II-IIOW-VI-VII Associates due to the sale of the Cherokee Commons property on October 1, 2001. Net cash used in financing activities increased to $461,292 for the three months ended March 31, 2002 from $481,146 for the same period in 2001 due to the decrease in cash available for distributions resulting from the decrease in cash flows provided by investing activities as described above.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash flows provided by operations and received from joint ventures. While there is no assurance, the Partnership anticipates that distributions will continue to be paid to limited partners on a quarterly basis from such sources during the remainder of 2002. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that would result in the Partnership's liquidity increasing or decreasing in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the Partnership from the impact of inflation and increases in costs and other operating expenses, including common area maintenance, real estate tax and insurance reimbursement billings to tenants either on a per square foot basis or above a certain allowance per square foot annually. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VI, L.P.
                               (Registrant)
     Dated: May 10, 2002     By:   /s/ Leo F. Wells, III
                                   ---------------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.