Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND VI L P
filed 2002-08-14
CIK 895334

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

        ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-23656

WELLS REAL ESTATE FUND VI, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2022628
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

Yes  ☒    No  ☐

Form 10-Q
Wells Real Estate Fund VI, L.P.
(A Georgia Public Limited Partnership)

PART I.    FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund VI (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$15,116,593	$16,403,394
Cash and cash equivalents	11,240	27,895
Due from affiliates	1,355,829	462,092
Prepaid expenses and other assets	1,590	910

Total assets	$16,485,252	$16,894,291

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distribution payable	$448,700	$461,250
Accounts payable	0	2,534

Total liabilities	448,700	463,784

Partners’ Capital
Limited Partners:
Class A—2,243,716 units as of June 30, 2002 and 2,236,360 units as of December 31, 2001	16,036,552	16,430,507
Class B— 256,284 units as of June 30, 2002 and 263,640 units as of December 31, 2001	0	0

Total partners’ capital	16,036,552	16,430,507

Total liabilities and partners’ capital	$16,485,252	$16,894,291

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$283,965	$263,651	$549,866	$507,646
Interest income	0	411	861	423

	283,965	264,062	550,727	508,069

EXPENSES:
Legal and accounting	3,609	3,250	13,278	12,900
Computer costs	1,795	4,307	3,850	5,107
Partnership administration	17,526	20,948	30,525	30,881

	22,930	28,505	47,653	48,888

NET INCOME	$261,035	$235,557	$503,074	$459,181

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$261,035	$235,557	$503,074	$459,181

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.11	$0.23	$0.21

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0	$0	$0	$0

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.20	$0.21	$0.40	$0.43

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001
AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners
	Class A		Class B		Total Partners’
	Units	Amount	Units	Amount	Capital
BALANCE, December 31, 2000	2,198,969	$17,118,806	301,031	$0	$17,118,806

Net income	0	1,190,997	0	0	1,190,997
Partnership distributions	0	(1,879,296)	0	0	(1,879,296)
Class B conversion elections	37,391	0	(37,391)	0	0

BALANCE, December 31, 2001	2,236,360	16,430,507	263,640	0	16,430,507

Net income	0	503,074	0	0	503,074
Partnership distributions	0	(897,029)	0	0	(897,029)
Class B conversion elections	7,356	0	(7,356)	0	0

BALANCE, June 30, 2002 (unaudited)	2,243,716	$16,036,552	256,284	$0	$16,036,552

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$503,074	$459,181
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture	(549,866)	(507,646)
Changes in assets and liabilities:
Prepaid expenses and other assets	(680)	(1,550)
Accounts payable	(2,534)	(2,000)

Net cash used in operating activities	(50,006)	(52,015)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	942,930	1,000,170

CASH FLOW FROM FINANCING ACTIVITIES:
Partnership distributions paid	(909,579)	(963,040)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,655)	(14,885)

CASH AND CASH EQUIVALENTS, beginning of year	27,895	28,855

CASH AND CASH EQUIVALENTS, end of period	$11,240	$13,970

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994 upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from 1,793 Class A and Class B limited partners.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II-III-VI-VII Associates	—Fund II and III Associates* —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V-VI Associates	—Wells Real Estate Fund V, L.P. —Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Clayton county, Georgia 3. Hartford Building A four story office building located in Hartford, Connecticut

Fund V-VI-VII Associates	—Wells Real Estate Fund V, L.P. —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI-VII Associates	—Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI-VII-VIII Associates	—Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P. —Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four-story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

*
Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. The portion of the proceeds from the sale of the Cherokee Commons property attributable to the Partnership in the amount of $886,212 is included in due from affiliates in the accompanying balance sheet as of June 30, 2002.

On June 28, 2002, Fund VI-VII-VIII Associates entered into an agreement to sell an out parcel of land at Tanglewood Commons for a gross selling price of approximately $560,000. Pursuant to the terms of the agreement, this transaction is currently subject to a due diligence period, during which the purchaser has the right to terminate the contract. Accordingly, there are no assurances that this sale will close.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for year ended December 31, 2001.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS—(Continued)

(c)	Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each General Partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)	Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties as of June 30, 2002 through its ownership in the joint ventures described in
Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for partnership on Form 10-K for the year ended December 31, 2001.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS—(Continued)

(b)	Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund V-VI Associates	$250,640	$259,906	$122,654	$130,371	$65,740	$69,875
Fund V-VI-VII Associates	243,288	244,677	148,307	150,221	62,037	62,837
Fund VI-VII Associates	223,244	182,840	142,549	38,853	63,861	17,406
Fund II-III-VI-VII Associates	179,692	205,914	59,368	62,363	15,946	16,751
Fund VI-VII-VIII Associates	595,616	589,832	214,170	247,868	73,354	84,895
Fund I-II-IIOW-VI-VII Associates	26,952	253,968	28,163	111,010	3,027	11,887

	$1,519,432	$1,737,137	$715,211	$740,686	$283,965	$263,651

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund V-VI Associates	$758,265	$518,754	$255,930	$255,984	$137,171	$137,200
Fund V-VI-VII Associates	486,818	491,496	289,499	298,345	121,097	124,798
Fund VI-VII Associates	407,688	365,561	222,664	122,997	99,753	55,103
Fund II-III-VI-VII Associates	358,468	416,291	120,197	91,170	32,285	24,488
Fund VI-VII-VIII Associates	1,208,213	1,173,864	449,381	394,890	153,914	135,251
Fund I-II-IIOW-VI-VII Associates	70,278	510,976	53,023	287,694	5,646	30,806

	$3,289,730	$3,476,942	$1,390,694	$1,451,080	$549,866	$507,646

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS—(Continued)

The following information summarizes the operations of the properties, which are owned by one of the above joint ventures and significant to the Partnership, for the three months and six months ended June 30, 2002 and 2001. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Hartford Building	$169,829	$181,627	$82,984	$98,258	$44,479	$52,666

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Hartford Building	$350,272	$362,656	$176,526	$194,188	$94,618	$104,085

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

The following discussion and analysis should be read in conjunction with accompanying financial statements of the Partnership and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b)	Results of Operations and Changes in Financial Conditions

Revenues

Gross revenues increased to $550,727 for the six months ended June 30, 2002, from $508,069 for the six months ended June 30, 2001, primarily due to the increase in equity in income of joint ventures resulting from (i) an increase in net income from Fund VI-Fund VII Associates resulting from increased rental rates at Stockbridge Village I Expansion and uncollectible receivables from tenants at Stockbridge Village III, which were written-off during the first six months of 2001, (ii) increased rental rates at the BellSouth Building, (iii) receivables due from tenants at Tanglewood Commons and the Holcomb Bridge Property, which were written-off in 2001 and later collected in 2002, and (iv) decreased depreciation expense for the BellSouth Building as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001. The increase in equity in income of joint ventures was partially offset by (i) a decrease in occupancy of the Holcomb Bridge Property, (ii) a decrease in interest income earned by the Partnership’s joint ventures in 2002 due to the general decline in interest rates, and (iii) a reduction in net income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the third quarter of 2001.

The net increase in income attributable to the Partnership from its investment in Fund VI-VII-VIII Associates for the six months ended June 30, 2002 is partially offset by an increase in HVAC supplies expense at the BellSouth Building during the second quarter of 2002, which resulted in a decrease in income for the three months ended June 30, 2002.

Expenses

Expenses remained relatively constant at $47,653 for the six months ended June 30, 2002 compared to $48,888 for the six months ended June 30, 2001. Partnership administration expenses decreased to $17,526 for the three months ended June 30, 2002, from $20,948 for the same period in 2001, due to a change in the timing of printing services rendered during 2002 compared to 2001.

As a result, net income increased to $503,074 for the six months ended June 30, 2002 from $459,181 for the six months ended June 30, 2001.

Distributions

The Partnership declared cash distributions of $0.40 per unit for the six months ended June 30, 2002, as compared to $0.43 per unit for the same period in 2001 as described in the following section. The

General Partners anticipate that distributions per unit to Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to limited partners holding Class B units.

(c)	Liquidity and Capital Resources

Net cash used in operating activities remained relatively constant at $50,006 for the six months ended June 30, 2002, compared to $52,015 for the six months ended June 30, 2001. Net cash provided by investing activities decreased to $942,930 for the six months ended June 30, 2002 from $1,000,170 for the same period in 2001 due to a corresponding decrease in earnings generated from joint ventures during the fourth quarter of 2001 compared to the same period in the prior year, which is primarily a result of the reduction in earnings generated from Fund I-II-IIOW-VI-VII Associates due to the sale of the Cherokee Commons property on October 1, 2001. The Partnership receives distributions based on the earnings generated from its joint ventures during the respective immediately preceding quarterly accounting periods. Net cash used in financing activities decreased to $909,579 for the six months ended June 30, 2002 from $963,040 for the same period in 2001 due to the corresponding decrease in cash available for limited partner distributions resulting from the aforementioned decrease in cash flows provided by investing activities.

Partnership distributions decreased for the six months ended June 30, 2002, as compared to the same period in 2001, as a result of reserving cash available for distributions in order to fund significant anticipated tenant improvements and leasing costs associated with the releasing of space at the Hartford Building, which is anticipated to occur during the fourth quarter of 2002.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves to fund anticipated tenant improvements and leasing costs associated with the releasing of space at the Hartford Building, which is anticipated to occur during the fourth quarter of 2002, as described above, and to fund expansion costs, tenant improvements and leasing costs for a contemplated potential expansion of the Tanglewood Commons property. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

(d)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the Partnership from the impact of inflation and increases in costs and other operating expenses, including common area maintenance, real estate tax and insurance reimbursement billings to tenants either on a per square foot basis or above a certain allowance per square foot annually. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)	Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

PART II.    OTHER INFORMATION

ITEM 6(b)	During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

Date: August 12, 2002	By:	/s/ Leo F. Wells, III
Leo F. Wells, III as Individual General Partner and as President, and Sole Director of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Date: August 12, 2002	By:	/s/ Douglas P. Williams
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002