Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND VI L P
filed 2002-11-13
CIK 895334

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-23656

WELLS REAL ESTATE FUND VI, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation or organization)	58-2022628 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

_____________________________________________________________________________________________
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

         Yes ☒ No ☐

Form 10-Q

Wells Real Estate Fund VI, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	19

Exhibit 99.1 Certification of Chief Executive Officer	20

Exhibit 99.2 Certification of Chief Financial Officer	21

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$14,910,936	$16,403,394
Cash and cash equivalents	24,109	27,895
Due from affiliates	1,353,273	462,092
Prepaid expenses and other assets	0	910

Total assets	$16,288,318	$16,894,291

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distribution payable	$446,502	$461,250
Accounts payable	5,129	2,534

Total liabilities	451,631	463,784

Partners’ Capital
Limited Partners:
Class A – 2,248,716 units as of September 30, 2002 and 2,236,360 units as of December 31, 2001	15,836,687	16,430,507
Class B – 251,284 units as of September 30, 2002 and 263,640 units as of December 31, 2001	0	0

Total partners’ capital	15,836,687	16,430,507

Total liabilities and partners’ capital	$16,288,318	$16,894,291

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$272,559	$295,782	$822,425	$803,428
Other income	1,561	0	1,561	0
Interest income	204	264	1,065	687

	274,324	296,046	825,051	804,115

EXPENSES:
Legal and accounting	7,302	2,167	27,609	14,900
Computer costs	1,917	2,997	5,767	8,104
Partnership administration	15,225	11,905	38,722	42,953

	24,444	17,069	72,098	65,957

NET INCOME	$249,880	$278,977	$752,953	$738,158

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$249,880	$278,977	$752,953	$738,158

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$249,880	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.11	$0.12	$0.33	$0.34

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.20	$0.23	$0.60	$0.60

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amount	Units	Amount	Total Partner’s Capital

BALANCE, December 31, 2000	2,198,969	$17,118,806	301,031	$0	$17,118,806

Net income	0	1,190,997	0	0	1,190,997
Partnership distributions	0	(1,879,296)	0	0	(1,879,296)
Class B conversion elections	37,391	0	(37,391)	0	0

BALANCE, December 31, 2001	2,236,360	16,430,507	263,640	0	16,430,507

Net income	0	752,953	0	0	752,953
Partnership distributions	0	(1,346,773)	0	0	(1,346,773)
Class B conversion elections	12,356	0	(12,356)	0

BALANCE, September 30, 2002 (unaudited)	2,248,716	$15,836,687	251,284	$0	$15,836,687

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$752,953	$738,158
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(822,425)	(803,428)
Changes in assets and liabilities:
Prepaid expenses and other assets	910	(300)
Accounts payable	2,595	(2,000)

Net cash used in operating activities	(65,967)	(67,570)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	1,423,702	1,498,548

CASH FLOW FROM FINANCING ACTIVITIES:
Partnership distributions from accumulated earnings	(959,155)	(724,871)
Partnership distributions in excess of accumulated earnings	(402,366)	(706,041)

Net cash used in financing activities	(1,361,521)	(1,430,912)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,786)	66

CASH AND CASH EQUIVALENTS, beginning of year	27,895	28,855

CASH AND CASH EQUIVALENTS, end of period	$24,109	$28,921

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund VI, LP (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, LP (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994 upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from 1,793 Class A and Class B limited partners.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

Joint Venture		Joint Venture Partners		Properties

Fund II-III-VI-VII Associates	-	Fund II and III Associates*	1.	Holcomb Bridge Property
	-	Wells Real Estate Fund VI, LP		An office/retail center
	-	Wells Real Estate Fund VII, LP		located in Roswell, Georgia

Fund V-VI Associates	-	Wells Real Estate Fund V, LP	2.	Stockbridge Village II
	-	Wells Real Estate Fund VI, LP		Two retail buildings located in Clayton county, Georgia

			3.	Hartford Building A four story office building located in Hartford, Connecticut

Fund V-VI-VII Associates	-	Wells Real Estate Fund V, L.P.	4.	Marathon Building
	-	Wells Real Estate Fund VI, L.P.		A three-story office building located,
	-	Wells Real Estate Fund VII, L.P.		in Appleton,Wisconsin

Fund VI-VII Associates	-	Wells Real Estate Fund VI, L.P.	5.	Stockbridge Village I Expansion
	-	Wells Real Estate Fund VII, L.P.		A retail shopping center expansion located in Stockbridge, Georgia

			6.	Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI-VII-VIII Associates	-	Wells Real Estate Fund VI, L.P.	7.	BellSouth Building
	-	Wells Real Estate Fund VII, L.P.		A four-story office building located in
	-	Wells Real Estate Fund VIII, L.P		Jacksonville, Florida

			8.	Tanglewood Commons A retail center located in Clemmons, North Carolina

*	Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III,L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the Partnership’s Form 10-K filed for the year ended December 31, 2001.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. The portion of the proceeds from the sale of the Cherokee Commons property attributable to the Partnership in an amount of $886,212 is included in due from affiliates in the accompanying balance sheet as of September 30, 2002.

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

(c) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly basis to the limited partners as follows:

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

(d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.       INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in eight properties as of September 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for Partnership on Form 10-K for the year ended December 31, 2001.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund V – VI Associates	$250,299	$258,309	$131,053	$124,098	$70,240	$66,513
Fund V-VI-VII Associates	244,445	244,189	156,098	150,721	65,296	63,047
Fund VI – VII Associates	171,325	179,052	92,489	48,583	41,435	21,907
Fund II-III-VI-VII Associates	140,100	215,407	20,320	84,664	5,458	22,741
Fund VI-VII-VIII Associates	615,916	633,032	251,378	303,339	86,098	103,895
Fund I-II-IIOW-VI-VII Associates	37,846	253,155	37,651	165,104	4,032	17,679

	$1,459,931	$1,783,144	$688,989	$876,509	$272,559	$295,782

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund V – VI Associates	$757,924	$777,063	$386,983	$380,082	$207,411	$203,713
Fund V-VI-VII Associates	731,264	735,685	445,597	449,066	186,393	187,844
Fund VI – VII Associates	579,013	544,613	315,153	171,580	141,188	77,010
Fund II-III-VI-VII Associates	498,567	631,698	140,517	175,834	37,744	47,229
Fund VI-VII-VIII Associates	1,824,129	1,806,896	700,759	698,230	240,012	239,146
Fund I-II-IIOW-VI-VII Associates	108,124	764,131	90,675	452,799	9,677	48,486

	$4,499,021	$5,260,086	$2,079,684	$2,327,591	$822,425	$803,428

The following information summarizes the operations of the property, which is owned by one of the above joint ventures and significant to the Partnership, for the three months and nine months ended September 30, 2002 and 2001. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Hartford Building	$181,588	$180,741	$96,553	$92,369	$51,752	$49,510

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Hartford Building	$531,861	$543,397	$273,079	$286,557	$146,370	$153,595

3.       SUBSEQUENT EVENT

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII received net sale proceeds of $524,377 and recognized a gain of approximately $52,000. Approximately $179,600 and $17,800 of the sales proceeds and gain, respectively, are attributable to the Partnership.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with accompanying financial statements of the Partnership and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b) Results of Operations and Changes in Financial Conditions

Revenues
Gross revenues increased to $825,051 for the nine months ended September 30, 2002, from $804,115 for the nine months ended September 30, 2001, primarily due to the increase in equity in income of joint ventures resulting from (i) increased rental rates at Stockbridge Village I Expansion, (ii) uncollectible receivables due from tenants at Stockbridge Village III that were written-off during the second half of 2001, (iii) increased rental rates at the BellSouth Building commencing in July 2001, (iv) receivables due from tenants at Tanglewood Commons that were written off in 2001, (v) receivables due from tenants at the Holcomb Bridge Property that were written-off in 2001 and subsequently collected in 2002, and (vi) decreased depreciation expense for the BellSouth Building as tenant improvements became fully depreciated upon the expiration of the BellSouth lease commencing in June 2001. The increase in equity in income of joint ventures was partially offset by (i) a decrease in occupancy of the Holcomb Bridge Property during the preceding twelve months, (ii) a decrease in interest income earned by the Partnership’s joint ventures in 2002 due to the general decline in interest rates, and (iii) a reduction in net income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the fourth quarter of 2001.

Gross revenues decreased to $274,324 for the three months ended September 30, 2002, from $296,046 for the three months ended September 30, 2001, primarily due to (i) the reduction in net income generated from Fund I-II-IIOW-VI-VII Associates and decrease in occupancy of the Holcomb Bridge Property as previously discussed, and (ii) repair expenses incurred at the BellSouth Building and Tanglewood Commons during the three months ended September 30, 2002, partially offset by uncollectible receivables due from tenants at Stockbridge Village III that were written off during the third quarter of 2001.

100% of the space at the Hartford Building was re-leased for a period of 10 years effective December 1, 2002. Based on the terms of the new lease, rental revenues for the Hartford building are expected to increase by approximately 2% over the new lease term.

Expenses Expenses increased to $72,098 for the nine months ended September 30, 2002, compared to $66,957 for the nine months ended September 30, 2001, due to an increase in professional services fees.

As a result, net income decreased to $752,953 for the nine months ended September 30, 2002 from $738,158 for the nine months ended September 30, 2001.

Distributions
The Partnership made distributions to the limited partners holding Class A units of $0.60 per unit with respect to the nine months ended September 30, 2002 and 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions may decline in the near term as the Partnership funds its portion of leasing costs and tenant improvements related to the renewal of a 10 year lease agreement executed by the sole tenant of the Hartford Building effective December 1, 2002.

(c) Liquidity and Capital Resources

Net cash used in operating activities decreased slightly to $65,697 for the nine months ended September 30, 2002, compared $67,570 for the nine months ended September 30, 2001, primarily due to the increase in professional services fees explained in the previous section. Net cash provided by investing activities decreased to $1,423,702 for the nine months ended September 30, 2002 from $1,498,548 for the same period in 2001 due to a corresponding decrease in earnings generated from joint ventures during the preceding accounting periods, which is primarily a result of the reduction in earnings generated from Fund I-II-IIOW-VI-VII Associates due to the sale of the Cherokee Commons property on October 1, 2001. The Partnership receives distributions based on the earnings generated from its joint ventures during the respective immediately preceding quarterly accounting periods. Net cash used in financing activities decreased to $1,361,521 for the nine months ended September 30, 2002 from $1,430,912 for the same period in 2001 due to the corresponding decrease in cash available for distributions to Class A limited partners resulting from the aforementioned decrease in cash flows provided by investing activities. The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves to fund anticipated tenant improvements and leasing costs associated with the releasing of space at the Holcomb Bridge property. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II – OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)
By:	WELLS PARTNERS, L.P.
(General Partner)

By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002