Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND VI L P
filed 2003-03-31
CIK 895334

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                                       to

Commission file number 0-23656

WELLS REAL ESTATE FUND VI, L. P

(Exact name of registrant as specified in its charter)

Georgia	58-2022628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of Principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A UNITS

(Title of Class)

CLASS B UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Aggregate market value of the voting stock held by non-affiliates: Not Applicable

PART I

ITEM 1.      BUSINESS.

General

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A units or Class B units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time every five years and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994 upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from 1,793 Class A and Class B limited partners.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the general partner of Wells Partners and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11—“Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.       PROPERTIES.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of December 31, 2002, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund II-III-VI-VII Associates	• Fund II and III Associates— Brookwood* • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	60%	90%	92%	100%	94%

Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia	93%	100%	100%	100%	72%

		3. Hartford Building A four story office building located in Hartford, Connecticut	100%	100%	100%	100%	100%
Fund V-VI-VII Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton,Wisconsin	100%	100%	100%	100%	100%

Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia	81%	100%	100%	86%	81%

		6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia	84%	91%	100%	100%	100%

Fund VI-VII-VIII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four-story office building located in Jacksonville, Florida	100%	100%	100%	100%	100%

		8. Tanglewood Commons A retail center located in Clemmons, North Carolina	99%	100%	100%	91%	91%

*	Fund II-III Associates—Brookwood is a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund III, L.P. (“Wells Fund III”); Fund II-IIOW Associates is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”). The investment objectives of Wells Fund II, Wells Fund II-OW and Wells Fund III are substantially identical to those of the Partnership.

The Partnership does not have control over the operations of the foregoing joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the footnotes to the financial statements included herein.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. The Partnership was allocated a taxable gain of $21,867 and net sale proceeds of $903,122 from this transaction.

As of December 31, 2002 the lease expirations scheduled during the following ten years for all properties in which the Partnership owned an interest through the joint ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2000(2)	10				100%	100%
2003	6	10,779	$170,713	$61,468	3.2%	3.2%
2004	7	21,084	408,271	164,980	7.6
2005	10	18,139	333,208	120,690	5.4	6.2
2006(1)	11	193,596	3,143,525	1,162,364	57.2	58.6
2007	5	7,268	129,508	73,745	2.0	2.4
2008	3	9,993	137,177	70,017	3.0	2.6
2011	1	6,732	144,065	64,541	2.0	2.7
2012(2)	1	71,000	894,600	479,506	21.0	16.7

	44	338,591	$5,361,067	$2,197,311	100%	100%

(1)	Marathon lease (76,000 square feet), BellSouth lease (69,424 square feet) and American Express lease (22,607 square feet).
(2)	Hartford lease (71,000 square feet).

The joint ventures and properties in which the Partnership owned an interest as of December 31, 2002 are further described below:

Fund V-VI Associates

On December 27, 1993, the Partnership and Wells Real Estate Fund V, L.P. (“Wells Fund V”), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture known as Fund V-VI Associates. The investment objectives of Wells Fund V are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed approximately $5,329,541 and Wells Fund V had contributed approximately $4,544,601 to Fund V-VI Associates. The Partnership holds approximately 54% equity interest, and Wells Fund V currently holds approximately 46% equity interest in Fund V-VI Associates. The Partnership owns interests in the following two properties through Fund V-VI Associates:

The Hartford Building

On December 29, 1993, Fund V-VI Associates purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet, from Hartford Accident and Indemnity Company for a purchase price $6,900,000. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut. The funds used by Fund V-VI Associates to acquire the Hartford Building were derived from capital contributions made by the Partnership and Wells Fund VI totaling $3,508,797 and $3,432,707, respectively, for total capital contributions to Fund V-VI Associates of $6,941,504.

The entire building is leased to Hartford Fire Insurance Company (“Hartford”) for a period of nine years and eleven months commencing December 29, 1993. In December 2002, Hartford exercised its option to extend the initial term of the lease for ten years. The annual base rent during the extended lease period is $741,950 for the first year with periodic rent increases during the remaining life of the lease. Under the terms of the lease renewal, Hartford is entitled to a $355,000 allowance for tenant improvements during the first five years of the lease term. Currently, the tenant has not initiated any plans to utilize this allowance. In addition, leasing costs of approximately $315,000 were paid in connection with this lease renewal during December 2002. Hartford is responsible for property taxes, operating expenses, and general repair and maintenance work. Hartford has the option to renew this lease for two additional five year periods.

The average effective annual rental per square foot was $10.16 for 2002 and $10.11 for 2001, 2000, 1999, and 1998.

Stockbridge Village II

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia for $1,022,634. On July 1, 1994, Wells Fund V contributed the property as capital contribution to Fund V-VI Associates. Construction of a 5,400 square foot retail building was completed in November, 1994. A second retail building containing approximately 10,423 square feet was completed in June, 1995. The total construction cost of the second building in Stockbridge Village II was approximately $2,933,000. As of December 31, 2002, the Partnership had contributed $1,896,834, and Wells Fund V contributed $1,035,804 to Fund V-VI Associates for the acquisition and development of Stockbridge Village II.

The entire first building (approximately 36% of the property) is leased by Apple Restaurants, Inc. for a term of nine years and eleven months commencing in December 1994 and expiring in November 2003. The annual base rent under the lease was $125,982 until December 15, 1999, at which time the annual base rent increased to $137,700. Management will actively pursue prospective replacement tenants during 2003.

The average effective annual rental rate per square foot at Stockbridge Village II was $18.91 for 2002, $17.23 for 2001, $19.70 for 2000, $19.66 for 1999, and $14.90 for 1998.

Fund V-VI-VII Associates

On September 8, 1994, the Partnership, Wells Fund V and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund V-VI-VII Associates. The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership owns a 42% interest in the following property through Fund V-VI-VII Associates:

The Marathon Building

On September 16, 1994, Fund V-VI-VII Associates purchased a three-story office building on approximately 6.2 acres of land in Appleton, Wisconsin, containing approximately 76,000 rentable square feet, for a purchase price of $8,746,598, including closing and acquisition costs of approximately $496,598, known as the Marathon Building. Funds used by Fund V-VI-VII Associates to acquire the Marathon Building were derived from capital contributions made by the Partnership, Wells Fund V and Wells Fund VII totaling $3,470,958, $1,337,505, and $3,470,958, respectively, for total contributions to Fund V-VI-VII Associates of $8,279,421, including acquisition costs.

The entire Marathon Building is leased to Jaakko Poyry Fluor Daniel for a period of twelve years expiring December 31, 2006, with options to extend the lease for two additional five-year periods at currently prevailing market rates. The annual base rent payable under the lease is $910,000.

The average effective annual rental rate per square foot in was $12.79 for 2002 and $12.78 for 2001, 2000, 1999 and 1998.

Fund VI -VII Associates

On December 9, 1994, the Partnership and Wells Fund VII entered into a joint venture agreement known as Fund VI-VII Associates. As of December 31, 2002, the Partnership contributed $2,710,639, including its cost to acquire land, and Wells Fund VII contributed $3,358,633 to Fund VI -VII Associates for the acquisition and development of Stockbridge Village III Project and Stockbridge Village I Expansion. As of December 31, 2002, the Partnership’s equity interest in Fund VI-VII Associates was approximately 45%, and Wells Fund VII’s equity interest in Fund VI-VII Associates was approximately 55%. The Partnership owns interests in the following two properties through Fund VI-VII Associates:

Stockbridge Village III

In April 1994, the Partnership purchased 3.27 acres of real property located in Clayton County, Georgia for a cost of $1,015,673. This tract of land is located directly across Route 138 from the Stockbridge Village Shopping Center was developed and is owned by an affiliate of the Partnership. On December 9, 1994, the Partnership contributed this property as a capital contribution to Fund VI-VII Associates.

As of December 31, 2002, the Partnership has contributed $1,033,285 and Wells Fund VII has contributed $1,917,483 to Fund VI-VII Associates for the acquisition and development of the Stockbridge Village III Property. The first building is a 3,200 square foot restaurant, which was completed in March 1995, at a cost of approximately $400,000, excluding land. The space is now leased by RMS / Fazoli’s for a term of 13 years, which commenced on December 10, 1998.

The second out-parcel building containing approximately 15,000 square feet was completed in October 1995, at a cost of approximately $1,500,000, excluding land. In October 2001, Stockbridge Ribs, Inc. took occupancy of 6,732 square feet with a lease for ten years. Four other tenants occupy the remaining 6,543 square feet of this building.

The average effective annual rental rate per square foot at Stockbridge Village III was $18.35 for 2002, $14.99 for 2001, $17.05 for 2000, $17.08 for 1999, and $13.08 for 1998.

Stockbridge Village I Expansion

On June 7, 1995, Fund VI-VII Associates purchased 3.38 acres of real property located in Clayton County, Georgia for approximately $718,000. The Stockbridge Village I Expansion consists of a multi-tenant shopping center containing approximately 29,200 square feet. Construction was substantially complete in April 1996, upon which Cici’s Pizza restaurant took occupancy of 4,000 square feet of the premises. The term of the CiCi’s Pizza lease is nine years and eleven months commencing upon occupancy.

As of December 31, 2002, the Partnership contributed a total of $1,677,354, and Wells Fund VII contributed a total of $1,441,150 for a total cost of approximately $3,118,504 toward the development and construction of the Stockbridge Village I Expansion.

The average effective annual rental rate per square foot was $13.65 for 2002, $13.87 for 2001, $11.97 for 2000, $10.74 for 1999, and $10.08 for 1998.

Fund II-III-VI-VII Associates

On January 10, 1995, the Partnership, Fund II-III Associates—Brookwood, and Wells Fund VII entered into Fund II-III-VI-VII Associates.

Holcomb Bridge Property

In January 1995, Fund II-III Associates—Brookwood contributed to Fund II-III-VI-VII Associates approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (“the Brookwood Property”) including land improvements for the development and construction of two buildings with a total of 49,534 square feet. Once constructed, this property became known as the Holcomb Bridge Property.

As of December 31, 2002, nine tenants occupied approximately 60% of the Holcomb Bridge Property, with only one tenant, Bertucci’s Restaurant, occupying more than 10% of the space at 5,935 square feet. The Bertucci’s Restaurant lease currently requires annual base rental payments of $127,850 and expires on February 28, 2006. Occupancy declined by approximately 29% during 2002, which resulted in a corresponding decrease in revenues of approximately $203,000. Certain leases have been executed that provide for commencement in 2003, and will result in additional revenues of approximately $45,000 for 2003. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot was $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, and $17.63 for 1998.

As of December 31, 2002, the joint venture partners had contributed the following amounts and held the following equity interests in Fund II-III-VI-VII Associates: (i) Fund II-III Associates-Brookwood—$1,729,116, in land and improvements, for an interest of approximately 24%, (ii) Wells Fund VI -$1,929,541 for an interest of approximately 26%, (iii) Wells Real Estate Fund VII, L.P.—$3,525,041 for an interest of approximately 50%.

Fund VI-VII-VIII Associates

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed Fund VI-VII-VIII Associates. The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership, Wells Fund VII and Wells Fund VIII had contributed approximately $6,067,688, $5,932,312 and $5,700,000 for equity interests in Fund VI-VII-VIII Associates, 34%, 34% and 32%, respectively. Thus, a total of $17,700,000 has been contributed to Fund VI-VII-VIII Associates for the acquisition and development of the following two properties:

BellSouth Building

On April 25, 1995, Fund VI-VII-VIII Associates purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the office building of approximately 92,031 square feet was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, taking occupancy of approximately 66,333 square feet and American Express Travel Related Services Company, Inc. taking occupancy of approximately 22,607 square feet. BellSouth took occupancy of an additional 3,091 square feet in December 1996. The land purchase and construction costs, totaling approximately $9,000,000, were funded by capital contributions of $3,500,000 from the Partnership, $3,500,000 from Wells Fund VII and $2,000,000 from the Wells Fund VIII.

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

The average effective annual rental rate per square foot at the BellSouth Building was $16.99 for 2002, $16.65 for 2001 and $16.36 for 2000, 1999, and 1998.

Tanglewood Commons

On May 31, 1995, Fund VI-VII-VIII Associates purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. Fund VI-VII-VIII Associates constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four out parcels which have been graded and will be held for future development or resale. As of December 31, 2002, the Partnership contributed $2,567,688, Wells Fund VII contributed $2,432,312 and Wells Fund VIII had contributed $3,700,000 for the development of this project.

Total cost and expenses incurred by Fund VI-VII-VIII Associates for the acquisition, development, construction and completion of Tanglewood Commons was approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter’s gross sales at this location exceed $35,000,000 for any lease year.

The average effective annual rental rate per square foot at Tanglewood Commons was $12.85 for 2002, $13.02 for 2001, $12.53 for 2000, $11.48 for 1999, and $10.96 for 1998.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. This sale resulted in a gain of approximately $13,000 and net proceeds attributable to the Partnership of $179,606. The recognized gain may be adjusted as additional information becomes available in subsequent periods.

PROXY TO LIQUIDATE

Under Section 20.2 of the Partnership Agreement, Limited Partners holding 10% or more of the outstanding Units have the right, at any time commencing eight years after the termination of the Partnership’s offering of Units, to provide a written request to the General Partners directing the General Partners to formally proxy the Limited Partners to determine whether the assets of the Partnership should be liquidated.

ITEM 3.      LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

PART II

ITEM 5.      MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2003, the Partnership had 2,268,677 outstanding Class A Units held by a total of 1,656 Limited Partners and 231,323 outstanding Class B Units held by a total of 174 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $9.01 per Class A Unit and $9.01 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Under the Partnership Agreement, distributions from net cash from operations are allocated first to the Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions. Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the Limited Partners holding Class A units and the General Partners on a basis of 90% and 10% respectively. No distributions will be made to the Limited Partners holding Class B Units. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2002.

Cash distributions made to Limited Partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right) during 2001 and 2002 were as follows:

		Per Class A Unit
Distribution for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
March 31, 2001	$481,593	$0.10	$0.12
June 30, 2001	$467,872	$0.11	$0.10
September 30, 2001	$468,581	$0.13	$0.09
December 31, 2001	$461,250	$0.20	$0.00
March 31, 2002	$448,286	$0.11	$0.09
June 30, 2002	$448,743	$0.12	$0.08
September 30, 2002	$449,743	$0.11	$0.09
December 31, 2002	$255,275	$0.06	$0.05

Fourth quarter distributions were accrued for accounting purposes in 2002 and paid to the limited partners holding Class A Units in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

	2002	2001	2000	1999	1998
Total assets	$16,015,480	$16,894,291	$17,602,253	$18,532,975	$19,328,676
Total revenues	1,052,276	1,281,251	1,107,788	1,056,568	939,519
Net income	905,322	1,190,997	1,027,798	969,613	855,788
Net income allocated to Class A Limited Partners	905,322	1,190,997	1,027,798	1,274,859	1,770,058
Net loss allocated to Class B Limited Partners	0	0	0	(305,246)	(914,270)
Net income per weighted average (1) Class A Limited Partner Unit	$0.40	$0.54	$0.47	$0.58	$0.81
Net loss per weighted average (1) Class B Limited Partner Unit	0.00	0.00	0.00	(0.99)	(2.80)
Class A Limited Partner Unit:
Investment income	0.40	0.54	0.46	0.63	0.80
Return of capital	0.31	0.31	0.43	0.20	0.00

(1)	Weighted average units are calculated by averaging units over the period they are outstanding during the time units are converted to/from Class A or Class B Limited Partner Units.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF                    OPERATION.

(a)	Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,052,276, $1,281,251, and $1,107,788 for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 decrease from 2001 and the 2001 increase over 2000 resulted primarily from the corresponding changes in equity in income of joint ventures further described below, partially offset by opposite fluctuations in interest income.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to the sale of Cherokee Commons in late 2001, decreased occupancy at the Holcomb Bridge Property and lower interest income due to declining interest rates. Such gross revenues increased in 2001, as compared to 2000, primarily due to increased rental rates at the BellSouth Building, Tanglewood Commons, Cherokee Commons, and Stockbridge Village I Expansion.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to the sale of Cherokee Commons in late 2001, the recovery of previously uncollectible receivables from tenants at the Holcomb Bridge Property in 2002, which were written off on 2001, and a decrease in the write-off of uncollectible receivables due from tenants at Stockbridge Village III and Tanglewood Commons in 2002. Expenses decreased in 2001, as compared to 2000, primarily due to a decrease in depreciation related to the sale of Cherokee Commons in late 2001 and a decrease in the write-off of uncollectible receivables due from tenants at the Holcomb Bridge Property in 2001, as compared to 2000.

Equity In Income of Joint Ventures—Dispositions

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons and recognized a gain of $1,725,015 on the sale, of which, approximately $189,300 was allocated to the Partnership.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII recognized a gain of approximately $52,000, of which, approximately $18,000 was allocated to the Partnership.

Expenses

Expenses of the Partnership were $146,954 for the year ended 2002 as compared to $90,254 for 2001 and $79,990 for 2000. The increase in expenses from 2001 to 2002 resulted from increased administrative salary expense, increased legal and accounting fees, and other general and administrative costs. The increase in expenses from 2000 to 2001 resulted primarily from increases in administrative salaries charged to the Partnership.

As a result, net income of the Partnership was $905,322, $1,190,997, and $1,027,798 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c)	Liquidity and Capital Resources

Cash Flows Used In Operating Activities

Net cash used in operating activities increased to $119,485 for the year ended December 31, 2002 from $87,744 for 2001 and $64,324 for 2000. The 2002 increase from 2001 resulted primarily from increased partnership administration and legal and accounting costs. The 2001 increase from 2000 resulted primarily from increased partnership administration costs specifically related to additional administrative salaries.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $2,826,422, $1,986,277 and $1,898,256 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash provided by investing activities increased in 2002 from 2001 due to the distribution of proceeds from Fund I-II-IIOW-VI-VII Associates in 2002 for the sale of Cherokee Commons. Cash provided by investing activities in 2001, as compared to 2000, remained relatively stable.

Cash Flows From Financing Activities

Net cash flows used in financing activities was $1,808,066, $1,899,493 and $1,960,520 for the years ended December 31, 2002, 2001 and 2000, respectively. The decreases in net cash used in financing activities in 2002 from 2001, and in 2001 from 2000, were primarily attributable to decreases in cash flows generated by properties owned through joint ventures, thus resulting in a decreased distribution rate for the Partnership.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.71 per unit, $0.85 per unit and $0.89 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Distributions decreased in 2002 as compared to 2001, primarily due to the decline in cash flows generated from Fund I-II-IIOW-VI-VII Associates as a result of the sale of Cherokee Commons in the fourth quarter of 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ anticipate that future operating cash distributions to the limited partners holding Class A units may decline in the near term as the Partnership funds its portion of leasing costs and tenant improvements related to the renewal of a 10 year lease agreement executed by the sole tenant of the Hartford Building effective December 1, 2002. In order to avoid unrelated business taxable income, the General Partners do not anticpate using third-party borrowings. Instead, the Partnership may reserve future operating distributions in order to fund the leasing and tenant improvement costs described above.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property and the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners evaluate the projected capital needs of the existing properties, in which the Partnership holds an interest through investments in joint ventures, as well as the potential impact to the limited partners of investing in a potential expansion of Tanglewood Commons. Upon completing such evaluations in consideration of the best interests of the limited partners, the General Partners anticipate distributing the reserves not otherwise utilized to the partners in accordance with the terms of the Partnership Agreement during 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)	Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees, at the joint venture level, of $126,186, $156,226 and $157,719 for the years ended December 31, 2002, 2001 and 2000, respectively

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $45,085, $38,184 and $28,739, respectively, to Wells Capital, Inc. and its affiliates for these services. See Note 6 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g)	Subsequent Event

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	Wells Real Estate Fund III, L.P. Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	Wells Real Estate Fund V, L.P. Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	Wells Real Estate Fund VI, L.P. Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	Wells Real Estate Fund VII, L.P. Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners, L.P.

The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation, (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

CASH COMPENSATION TABLE
Name of individual or number in group	Capacities in which served Form of Compensation	Cash Compensation
Wells Management	Property Manager—	$126,186 (1)
Company, Inc.	Management and Leasing Fees

(1)	The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2002, but not actually paid until January, 2003.

ITEM 12.    OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	1,327.37 units (IRA, 401(k) and Profit Sharing)	less than 1%

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the Limited Partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have received no distribution from cash flow or net sales proceeds in 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to the lesser of: (A)(i) 3% of gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $126,186 in property management and leasing fees compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions.

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates received no real estate commissions in 2002.

Expense Reimbursements

See Note 6 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.  Financial Statements

  The Financial Statements are contained on pages F-2 through F-96 of this Annual Report on Form 10-K, and the list of the   Financial Statements contained herein is set forth on pages F-1 through F-2, which is hereby incorporated by reference.

(a 2.  The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wells Real Estate Fund VI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. L.P. (Corporate General Partner)

March 31, 2003		/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS THAT HAVE NOT BEEN REGISTERED

PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND VI, L.P.

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

Building Lease Agreement dated September 9, 1994, between Glenn’s Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(z) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(k)

Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(l)

Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(m)

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

Building Lease dated February 14, 1991, between Interglobia Inc.—Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(o)

Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc.—Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(p) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(p)

Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc.—Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Pöyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(q)

Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc.—Appleton and Jaakko Pöyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective

Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(r)

Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc.—Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(s)

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

Building Lease Agreement dated December 19, 1994, between Damon’s of Stockbridge, LLC d/b/a Damon’s Clubhouse and NationsBank of Georgia, N.A., as Agent for Fund VI and Fund VII Associates (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(w)

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

Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd)

First Amendment to Joint Venture Agreement of Fund VI and Fund VII Associates dated May 25, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(ee)

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

*10(ll)	Lease with Stockbridge Ribs, Inc. dated August 29, 2001 (Exhibit 10(ll) to the Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2001, File No. 0-23656)

*10(mm)	First Amendment to Lease with Hartford Fire Insurance Company (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 2002, File No. 0-21580)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund VI, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VI, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund VI, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund VI, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 on the statements of income. Our procedures with respect to this disclosure included recalculating the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount allocated to Class A limited partners previously reported on the statements of income in 2001 and 2000, by the amount of net income per weighted average Class A limited partner unit previously reported on the statements of income in 2001 and 2000, respectively. In our opinion, the disclosure of the number of Class A weighted average limited partner units outstanding on the statements of income for the years ended December 31, 2001 and 2000 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund VI, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUNDVI, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
INVESTMENT IN JOINT VENTURES	$14,601,481	$16,403,394
CASH AND CASH EQUIVALENTS	926,766	27,895
DUE FROM JOINT VENTURES	487,233	462,092
PREPAID EXPENSES AND OTHER ASSETS	0	910

Total assets	$16,015,480	$16,894,291

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$255,231	$461,250
Accounts payable	26,467	2,534

Total liabilities	281,698	463,784

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,268,677 units and 2,236,360 units issued and outstanding as of December 31, 2002 and 2001, respectively	15,733,782	16,430,507
Class B—231,323 units and 263,640 units issued and outstanding as of December 31, 2002 and 2001, respectively	0	0

Total partners’ capital	15,733,782	16,430,507

Total liabilities and partners’ capital	$16,015,480	$16,894,291

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$1,049,650	$1,280,565	$1,092,222
Other income	2,626	686	15,566

	1,052,276	1,281,251	1,107,788

EXPENSES:
Partnership administration	74,536	58,638	50,167
Legal and accounting	42,897	18,076	17,950
Other general and administrative	29,521	13,540	11,873

	146,954	90,254	79,990

NET INCOME	$905,322	$1,190,997	$1,027,798

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$905,322	$1,190,997	$1,027,798

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.40	$0.54	$0.47

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.71	$0.85	$0.89

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,247,788	2,211,259	2,199,395

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	2,195,969	$18,056,939	304,031	$0	$18,056,939
Net income	0	1,027,798	0	0	1,027,798
Partnership distributions	0	(1,965,931)	0	0	(1,965,931)
Class B conversion elections	3,000	0	(3,000)	0	0

BALANCE, December 31, 2000	2,198,969	17,118,806	301,031	0	17,118,806
Net income	0	1,190,997	0	0	1,190,997
Partnership distributions	0	(1,879,296)	0	0	(1,879,296)
Class B conversion elections	37,391	0	(37,391)	0	0

BALANCE, December 31, 2001	2,236,360	16,430,507	263,640	0	16,430,507
Net income	0	905,322	0	0	905,322
Partnership distributions	0	(1,602,047)	0	0	(1,602,047)
Class B conversion elections	32,317	0	(32,317)		0

BALANCE, December 31, 2002	2,268,677	$15,733,782	231,323	$0	$15,733,782

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$905,322	$1,190,997	$1,027,798

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,049,650)	(1,280,565)	(1,092,222)
Changes in assets and liabilities:
Accounts receivable	910	2,200	(2,200)
Prepaid expenses and other assets	0	(910)	300
Accounts payable and accrued expenses	23,933	534	2,000

Total adjustments	(1,024,807)	(1,278,741)	(1,092,122)

Net cash used in operating activities	(119,485)	(87,744)	(64,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	0	0	(105,416)
Distributions received from Joint Ventures	2,826,422	1,986,277	2,003,672

Net cash provided by investing activities	2,826,422	1,986,277	1,898,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,205,793)	(1,003,547)	(1,019,899)
Distributions to partners in excess of accumulated earnings	(602,273)	(895,946)	(940,621)

Net cash used in financing activities	(1,808,066)	(1,899,493)	(1,960,520)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	898,871	(960)	(126,588)
CASH AND CASH EQUIVALENTS, beginning of year	27,895	28,855	155,443

CASH AND CASH EQUIVALENTS, end of year	$926,766	$27,895	$28,855

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$487,233	$462,092	$480,960

Partnership distributions payable	$255,231	$461,250	$481,447

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a public limited partnership organized on December 1, 1992 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units once every five years. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On April 5, 1993, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994 upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from 1,793 Class A and Class B limited partners.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following eight properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund II-III-VI-VII Associates	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Clayton county, Georgia 3. Hartford Building A four story office building located in Hartford, Connecticut

Fund V-VI-VII Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI-VII-VIII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four-story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

*	Fund II-III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III,L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then paid to the general partners until they have received an amount equal to 10% of distributions. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B units.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners, on a per unit basis, until each limited partner has received 100% of his/her adjusted capital contribution, as defined

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis.

•	To all limited partners, on a per unit basis, until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

•	To limited partners holding Class B units on a per unit basis, until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 80% to the limited partners and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property, and (d) allocations to Class A limited partners and general partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Rental Income

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$469,083
2004	427,620
2005	337,710
2006	105,580
2007	0
Thereafter	0

$1,339,993

Three tenants contributed approximately 21%, 20% and 10% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 30% of future minimum rental income.

The future minimum rental income due Fund V and VI Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,049,266
2004	1,066,466
2005	1,008,701
2006	1,035,458
2007	937,823
Thereafter	4,392,962

$9,490,676

Two tenants contributed approximately 71% and 13% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 89% of future minimum rental income.

The future minimum rental income due Fund V, VI, and VII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$990,000
2004	990,000
2005	990,000
2006	990,000
2007	0
Thereafter	0

$3,960,000

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

The future minimum rental income due Fund VI and VII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$611,556
2004	586,979
2005	511,392
2006	410,834
2007	340,695
Thereafter	1,063,690

$3,525,146

One tenant contributed approximately 17% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 34% of future minimum rental income.

The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$2,488,731
2004	2,355,508
2005	2,296,855
2006	1,148,895
2007	605,547
Thereafter	4,916,653

$13,812,189

Three tenants contributed approximately 50%, 22%, and 17% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 55%, 28%, and 11% of future minimum rental income.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the joint ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Restatement Adjustments and Disclosures

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The Joint Venture statements of income presented in Note 3 have been restated to reflect the effects of this revised presentation.

Furthermore, the statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been revised to include disclosure of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000.

Cash and Cash Equivalents

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

2.     RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments with respect to the fourth quarters of 2002 and 2001, as follows:

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

	2002	2001
Fund V and VI Associates	$0	$72,277
Fund V, VI, and VII Associates	100,669	98,591
Fund VI and VII Associates	36,049	62,122
Fund VI, VII, and VIII Associates	322,892	173,414
Fund I, II, II-OW, VI, and VII Associates—Cherokee	3,512	8,261
Fund II, III, VI, and VII Associates	24,111	47,427

	$487,233	$462,092

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management of the Partnership’s properties, the joint ventures pay Wells Management management and leasing and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $126,186, $156,226, and $157,719 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. (the “Company”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $45,085, $38,184 and $28,739 to Wells Capital, Inc. and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

3.      INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund I, II, II-OW, VI, and VII Associates—Cherokee	$0	11%	$907,949	11%
Fund II, III, VI, and VII Associates	1,265,808	26	1,350,182	26
Fund V and VI Associates	4,080,917	54	4,179,416	54
Fund V, VI, and VII Associates	2,519,171	42	2,669,167	42
Fund VI and VII Associates	2,158,309	45	2,264,192	45
Fund VI, VII, and VIII Associates	4,577,276	34	5,032,488	34

	$14,601,481		$16,403,394

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$16,403,394	$17,090,238
Equity in income of Joint Ventures	1,049,650	1,280,565
Distributions from Joint Ventures	(2,851,563)	(1,967,409)

Investment in Joint Ventures, end of year	$14,601,481	$16,403,394

Fund I, II, II-OW, VI, and VII Associates—Cherokee

Fund I, II, II-OW, VI, and VII Associates—Cherokee (or the “Cherokee Joint Venture”) was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker—Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates—Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker—Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, the Partnership and Wells Real Estate Fund VII, L.P. (“Fund VII”) each contributed approximately $1 million in return for an 11% ownership interest. Fund I’s ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture’s ownership interest changed from 69% to 55%. The approximately $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund I, II, II-OW, VI, and VII Associates—Cherokee:

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Cash and cash equivalents	$41,705	$8,455,308
Accounts receivable	0	54,871
Prepaid expenses and other assets	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$41,705	$77,142
Accounts payable and accrued expenses	0	30,777
Due to affiliates	0	149,898

Total liabilities	41,705	257,817

Partners’ Capital:
Wells Real Estate Fund I	0	1,840,011
Fund II and II-OW	0	4,620,682
Wells Real Estate Fund VI	0	907,949
Wells Real Estate Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$0	$758,302		$965,305
Reimbursement Income (1)	0	199,587	(1)	174,780	(1)
Interest income	141,151	69,626		78
Other income	0	1,008		0
Gain on sale of real estate	0	1,725,015		0

	141,151	2,753,538		1,140,163

Expenses:
Depreciation	0	254,448		442,250
Operating costs	4,491	133,911		199,337
Partnership administration	2,760	15,627		23,352
Management and leasing fees	0	67,560		74,422
Legal and accounting	9,191	18,357		6,180
Bad debt expense	2,027	8,682		0

	18,469	498,585		745,541

Net Income	$122,682	$2,254,953		$394,622

Net income allocated to Wells Real Estate Fund I	$27,283	$541,707		$94,800

Net income allocated to Fund II and II-OW	$68,513	$1,230,326		$215,310

Net income allocated to Wells Real Estate Fund VI	$13,463	$241,460		$42,256

Net income allocated to Wells Real Estate Fund VII	$13,423	$241,460		$42,256

(1)	Amounts have been restated to reflect tenant reimbursements of $199,587 in 2001 and $174,780 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund I	Fund II and II-OW	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Partnership distributions payable	$41,705	$77,142	$197,195

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

On January 1, 1995, the Partnership entered into a joint venture agreement with Fund II and III Associates—Brookwood Grill and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates—Brookwood Grill contributed a 4.3-acre tract of land to the Fund II, III, VI, and VII Associates joint venture. Development on this property of two buildings containing a total of approximately rentable 49,500 square feet was substantially completed in 1996.

Following is selected financial information for Fund II, III, VI, and VII Associates:

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Balance Sheets December 31, 2002 and 2001

	2002	2001
Assets
Real Estate Assets, At Cost:
Land	$1,325,242	$1,325,242
Building and improvements, less accumulated depreciation of $2,244,183 in 2002 and $1,969,078 in 2001	3,473,976	3,749,081

Total real estate assets	4,799,218	5,074,323
Cash and cash equivalents	80,625	151,109
Prepaid expenses and other assets, net	67,027	86,575
Accounts receivable	29,562	27,391

Total assets	$4,976,432	$5,339,398

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$89,767	$136,570
Accounts payable and accrued expenses	45,571	47,605

	135,338	184,175

Partners’ Capital:
Fund II and III Associates—Brookwood Grill	1,134,506	1,210,117
Wells Real Estate Fund VI	1,265,808	1,350,182
Wells Real Estate Fund VII	2,440,780	2,594,924

Total partners’ capital	4,841,094	5,155,223

Total liabilities and partners’ capital	$4,976,432	$5,339,398

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$642,481	$845,597		$869,390
Reimbursement income (1)	70,791	114,438	(1)	99,595	(1)
Interest income	1,358	2,566		0

	714,630	962,601		968,985

Expenses:
Depreciation	275,105	314,558		355,293
Operating costs	176,993	191,792		170,288
Management and leasing fees	64,661	103,277		111,567
Partnership administration	35,982	21,691		22,646
Legal and accounting	6,825	12,389		4,513
Bad debt expense	(14,322)	55,802		74,145

	545,244	699,509		738,452

Net income	$169,386	$263,092		$230,533

Net income allocated to Fund II and III Associates—Brookwood Grill	$40,771	$63,326		$55,489

Net income allocated to Wells Real Estate Fund VI	$45,497	$70,667		$61,921

Net income allocated to Wells Real Estate Fund VII	$83,118	$129,099		$113,123

(1)	Amounts have been restated to reflect tenant reimbursements of $114,438 in 2001 and $99,595 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Fund II and III Associates— Brookwood Grill	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,406,591	$1,569,430	$2,995,463	$5,971,484
Net income	55,489	61,921	113,123	230,533
Partnership distributions	(156,763)	(174,934)	(319,583)	(651,280)

Balance, December 31, 2000	1,305,317	1,456,417	2,789,003	5,550,737
Net income	63,326	70,667	129,099	263,092
Partnership distributions	(158,526)	(176,902)	(323,178)	(658,606)

Balance, December 31, 2001	1,210,117	1,350,182	2,594,924	5,155,223
Net income	40,771	45,497	83,118	169,386
Partnership distributions	(116,382)	(129,871)	(237,262)	(483,515)

Balance, December 31, 2002	$1,134,506	$1,265,808	$2,440,780	$4,841,094

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$169,386	$263,092	$230,533

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275,105	314,558	355,293
Amortization of deferred lease acquisition costs	12,324	27,816	31,984
Changes in assets and liabilities:
Accounts receivable	(2,171)	124,495	10,578
Prepaid expenses and other assets, net	8,699	48,951	23,282
Accounts payable and accrued expenses	(2,034)	(34,467)	(5,854)

Total adjustments	291,923	481,353	415,283

Net cash provided by operating activities	461,309	744,445	645,816
Cash flows from investing activities:
Investment in deferred lease acquisition costs	(1,475)	(4,470)	(695)
Cash flows from financing activities:
Distributions to joint venture partners	(530,318)	(676,910)	(746,481)

Net (decrease) increase in cash and cash equivalents	(70,484)	63,065	(101,360)
Cash and cash equivalents, beginning of year	151,109	88,044	189,404

Cash and cash equivalents, end of year	$80,625	$151,109	$88,044

Supplemental disclosure of noncash activities:
Partnership distributions payable	$89,767	$136,570	$154,874

Fund V and VI Associates

On December 27, 1993, the Partnership entered into a joint venture agreement with Wells Real Estate Fund V, L.P. (“Fund V”), known as Fund V and VI Associates, for the purpose of investing in commercial real properties. In December 1993, the joint venture purchased a 71,000-square foot, four-story office building known as the Hartford Building in Southington, Connecticut. On June 26, 1994, Fund V contributed its interest in a parcel of land, the Stockbridge Village II property, to the joint venture. The Stockbridge Village II property consists of two separate restaurants and began operations during 1995. During 1999, the Partnership made additional capital contributions to Fund V and VI Associates. Ownership interests were recomputed accordingly.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V and VI Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real Estate Assets, At Cost:
Land	$1,622,733	$1,622,733
Building and improvements, less accumulated depreciation of $3,142,211 in 2002 and $2,769,703 in 2001	5,733,513	6,013,993
Construction in progress	0	85,550

Total real estate assets	7,356,246	7,722,276
Prepaid expenses and other assets, net	338,397	36,095
Cash and cash equivalents	250,123	120,054
Accounts receivable	71,856	95,299

Total assets	$8,016,622	$7,973,724

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$328,574	$28,030
Deferred rent	60,982	0
Partnership distributions payable	12,987	147,840

Total liabilities	402,543	175,870

Partners’ Capital:
Wells Real Estate Fund V	3,533,162	3,618,438
Wells Real Estate Fund VI	4,080,917	4,179,416

Total partners’ capital	7,614,079	7,797,854

Total liabilities and partners’ capital	$8,016,622	$7,973,724

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,020,831	$990,117		$1,029,287
Reimbursement income (1)	51,437	48,887	(1)	47,457	(1)
Interest income	2,123	5,848		750

	1,074,391	1,044,852		1,077,494

Expenses:
Depreciation	372,508	396,992		396,990
Operating costs	66,285	70,764		65,787
Management and leasing fees	58,394	62,264		67,354
Legal and accounting	12,038	12,000		7,677
Partnership administration	49,636	22,896		14,185

	558,861	564,916		551,993

Net income	$515,530	$479,936		$525,501

Net income allocated to Wells Real Estate Fund V	$239,221	$222,705		$243,848

Net income allocated to Wells Real Estate Fund VI	$276,309	$257,231		$281,653

(1)	Amounts have been restated to reflect tenant reimbursements of $48,887 in 2001 and $47,457 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund V	Wells Real Estate Fund VI	Total Partners’ Capital
Balance, December 31, 1999	$3,980,699	$4,597,841	$8,578,540
Net income	243,848	281,653	525,501
Partnership distributions	(433,410)	(500,604)	(934,014)

Balance, December 31, 2000	3,791,137	4,378,890	8,170,027
Net income	222,705	257,231	479,936
Partnership distributions	(395,404)	(456,705)	(852,109)

Balance, December 31, 2001	3,618,438	4,179,416	7,797,854
Net income	239,221	276,309	515,530
Partnership distributions	(324,497)	(374,808)	(699,305)

Balance, December 31, 2002	$3,533,162	$4,080,917	$7,614,079

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V and VI Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$515,530	$479,936	$525,501

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372,508	396,992	396,990
Amortization of deferred leasing costs	12,210	9,590	9,589
Changes in assets and liabilities:
Accounts receivable	23,443	14,378	25,552
Accounts payable	300,544	9,415	321
Deferred rent	60,982	0	0
Due to affiliates	0	0	(1,775)

Total adjustments	769,687	430,375	430,677

Net cash provided by operating activities	1,285,217	910,311	956,178

Cash flows from investing activities:
Investment in real estate	(6,478)	(85,550)	0
Investments in deferred leasing costs	(314,512)	0	0

Net cash used in investing activities:	(320,990)	(85,550)	0

Cash flows from financing activities:
Distributions to joint venture partners	(834,158)	(901,986)	(936,556)

Net increase (decrease) in cash and cash equivalents	130,069	(77,225)	19,622
Cash and cash equivalents, beginning of year	120,054	197,279	177,657

Cash and cash equivalents, end of year	$250,123	$120,054	$197,279

Supplemental disclosure of noncash activities:
Partnership distributions payable	$12,987	$147,840	$197,717

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

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund V, VI, and VII Associates

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real Estate Assets, At Cost:
Land	$314,591	$314,591
Building and improvements, less accumulated depreciation of $2,736,531 in 2002 and $2,392,085 in 2001	5,631,373	5,975,819

Total real estate assets	5,945,964	6,290,410
Cash and cash equivalents	241,373	238,016
Accounts receivable	76,818	94,746

Total assets	$6,264,155	$6,623,172

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$240,662	$235,695
Accounts payable	710	0
Due to affiliates	0	6,112

Total liabilities	241,372	241,807

Partners’ Capital:
Wells Real Estate Fund V	991,125	1,050,146
Wells Real Estate Fund VI	2,519,171	2,669,167
Wells Real Estate Fund VII	2,512,487	2,662,052

Total partners’ capital	6,022,783	6,381,365

Total liabilities and partners’ capital	$6,264,155	$6,623,172

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$972,072	$971,051	$971,050
Interest income	2,367	8,135	0

	974,439	979,186	971,050

Expenses:
Depreciation	344,446	334,716	350,585
Management and leasing fees	6,111	9,442	9,442
Legal and accounting	4,000	4,500	5,750
Partnership administration	20,705	18,044	13,536
Operating costs	2,614	1,648	1,505

	377,876	368,350	380,818

Net income	$596,563	$610,836	$590,232

Net income allocated to Wells Real Estate Fund V	$98,194	$100,544	$97,152

Net income allocated to Wells Real Estate Fund VI	$249,542	$255,513	$246,894

Net income allocated to Wells Real Estate Fund VII	$248,827	$254,779	$246,186

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund V	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,165,776	$2,963,015	$2,955,059	$7,083,850
Net income	97,152	246,894	246,186	590,232
Partnership distributions	(156,273)	(397,137)	(395,999)	(949,409)

Balance, December 31, 2000	1,106,655	2,812,772	2,805,246	6,724,673
Net income	100,544	255,513	254,779	610,836
Partnership distributions	(157,053)	(399,118)	(397,973)	(954,144)

Balance, December 31, 2001	1,050,146	2,669,167	2,662,052	6,381,365
Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	$991,125	$2,519,171	$2,512,487	$6,022,783

Fund V, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$596,563	$610,836	$590,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,446	334,716	350,585
Changes in assets and liabilities:
Accounts receivable	17,928	8,950	8,949
Accounts payable	710	0	0
Due from affiliates	0	0	2,450
Due to affiliates	(6,112)	464	1,142

Total adjustments	356,972	344,130	363,126

Net cash provided by operating activities	953,535	954,966	953,358
Cash flows from financing activities:
Distributions to joint venture partners	(950,178)	(955,192)	(950,366)

Net increase (decrease) in cash and cash equivalents	3,357	(226)	2,992
Cash and cash equivalents, beginning of year	238,016	238,242	235,250

Cash and cash equivalents, end of year	$241,373	$238,016	$238,242

Supplemental disclosure of noncash activities:
Partnership distributions payable	$240,662	$135,695	$236,743

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

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

<THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK>

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund VI and VII Associates:

Fund VI and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,812,447	$1,812,447
Building and improvements, less accumulated depreciation of $1,503,471 in 2002 and $1,289,653 in 2001	2,926,814	3,130,758

Total real estate assets	4,739,261	4,943,205
Cash and cash equivalents	103,299	140,092
Accounts receivable	39,299	52,292
Prepaid expenses and other assets, net	77,027	109,796

Total assets	$4,958,886	$5,245,385

Liabilities and Partners’ Capital
Liabilities:
Accounts payable	$60,733	$52,686
Partnership distributions payable	80,469	138,667

Total liabilities	141,202	191,353

Partners’ capital:
Wells Real Estate Fund VI	2,158,309	2,264,192
Wells Real Estate Fund VII	2,659,375	2,789,840

Total partners’ capital	4,817,684	5,054,032

Total liabilities and partners’ capital	$4,958,886	$5,245,385

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VI and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$732,495	$677,831		$659,932
Reimbursement income (1)	112,853	112,613	(1)	118,005	(1)
Interest income	1,568	4,694		0

	846,916	795,138		777,937

Expenses:
Depreciation	213,818	224,140		233,212
Operating costs	142,537	129,088		122,657
Management and leasing fees	82,725	80,783		84,684
Partnership administration	41,672	25,911		23,259
Legal and accounting	15,535	31,695		25,075
Bad debt expense	47,053	88,493		0

	543,340	580,110		488,887

Net income	$303,576	$215,028		$289,050

Net income allocated to Wells Real Estate Fund VI	$136,001	$96,332		$127,466

Net income allocated to Wells Real Estate Fund VII	$167,575	$118,696		$161,584

(1)	Amounts have been restated to reflect tenant reimbursements of $112,613 in 2001 and $118,005 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VI and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$2,398,436	$3,089,767	$5,488,203
Net income	127,466	161,584	289,050
Partnership contributions	105,723	0	105,723
Partnership distributions	(239,611)	(304,014)	(543,625)

Balance, December 31, 2000	2,392,014	2,947,337	5,339,351
Net income	96,332	118,696	215,028
Partnership distributions	(224,154)	(276,193)	(500,347)

Balance, December 31, 2001	2,264,192	2,789,840	5,054,032
Net income	136,001	167,575	303,576
Partnership distributions	(241,884)	(298,040)	(539,924)

Balance, December 31, 2002	$2,158,309	$2,659,375	$4,817,684

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Funds VI and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$303,576	$215,028	$289,050

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,818	224,140	233,212
Amortization of deferred leasing costs	29,991	22,114	26,763
Changes in assets and liabilities:
Accounts receivable	12,993	77,802	(3,112)
Prepaid expenses and other assets, net	2,778	(11,839)	(2,084)
Accounts payable	8,047	13,717	3,734

Total adjustments	267,627	325,934	258,513

Net cash provided by operating activities	571,203	540,962	547,563

Cash flows from investing activities:
Investments in deferred leasing costs	0	(13,649)	(15,358)
Investment in real estate	(9,874)	0	(103,099)

Net cash used in investing activities	(9,874)	(13,649)	(118,457)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	105,723
Distributions to joint venture partners	(598,122)	(505,373)	(530,298)

Net cash used in financing activities	(598,122)	(505,373)	(424,575)

Net increase in cash and cash equivalents	(36,793)	21,940	4,531
Cash and cash equivalents, beginning of year	140,092	118,152	113,621

Cash and cash equivalents, end of year	$103,299	$140,092	$118,152

Supplemental disclosure of noncash activities:
Partnership distributions payable	$80,469	$138,667	$143,693

Fund VI, VII, and VIII Associates

On April 17, 1995, the Partnership entered into a joint venture with Fund VII and Wells Real Estate Fund VIII, L.P. (“Fund VIII”). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. This sale

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

resulted in a gain of approximately $13,000 and net proceeds attributable to the Partnership of $179,606. The recognized gain may be adjusted as additional information becomes available in subsequent periods.Link below is 9080mtf

Following is selected financial information for Fund VI, VII, and VIII Associates: 9080mtf

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,955,493	$4,461,819
Building and improvements, less accumulated depreciation of $4,370,869 in 2002 and $3,707,449 in 2001	8,847,735	9,398,120
Construction in progress	4,665	3,797

Total real estate assets	12,807,893	13,863,736
Cash and cash equivalents	1,116,041	747,198
Accounts receivable	303,798	192,807
Prepaid expenses and other assets, net	331,810	428,052

Total assets	$14,559,542	$15,231,793

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$871,945	$446,315
Deferred rent	207,137	0
Accounts payable	116,292	76,639
Due to affiliates	0	15,590

Total liabilities	1,195,374	538,544

Partners’ capital:
Wells Real Estate Fund VI	4,577,276	5,032,488
Wells Real Estate Fund VII	4,462,953	4,906,826
Wells Real Estate Fund VIII	4,323,939	4,753,935

Total partners’ capital	13,364,168	14,693,249

Total liabilities and partners’ capital	$14,559,542	$15,231,793

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Income

for the years ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$2,428,094	$2,424,385		$2,364,871
Reimbursement income (1)	377,575	436,965	(1)	376,070	(1)
Interest income	7,431	25,294		3,985
Other income	560	360		360
Gain on disposal of assets	13,062	0		0

	2,826,722	2,887,004		2,745,286

Expenses:
Depreciation	663,420	676,297		715,402
Operating costs	842,074	799,761		747,261
Management and leasing fees	270,973	277,863		273,632
Legal and accounting	17,518	16,296		7,650
Partnership administration	72,630	42,469		30,330
Computer costs	0	2,985		1,585
Bad debt expense	0	22,111		0

	1,866,615	1,837,782		1,775,860

Net income	$960,107	$1,049,222		$969,426

Net income allocated to Wells Real Estate Fund VI	$328,840	$359,362		$332,032

Net income allocated to Wells Real Estate Fund VII	$320,628	$350,389		$323,741

Net income allocated to Wells Real Estate Fund VIII	$310,639	$339,471		$313,653

(1)	Amounts have been restated to reflect tenant reimbursements of $436,965 in 2001 and $376,070 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the years ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Wells Real Estate Fund VIII	Total Partners’ Capital
Balance, December 31, 1999	$5,559,369	$5,420,549	$5,251,652	$16,231,570
Net income	332,032	323,741	313,653	969,426
Partnership distributions	(591,033)	(576,274)	(558,318)	(1,725,625)

Balance, December 31, 2000	5,300,368	5,168,016	5,006,987	15,475,371
Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249
Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2001	$4,577,276	$4,462,953	$4,323,939	$13,364,168

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$960,107	$1,049,222	$969,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,420	676,297	715,402
Amortization of deferred leasing costs	96,707	103,912	92,813
Gain on sale of real estate assets	(13,062)	0	0
Changes in assets and liabilities:
Accounts receivable	(110,991)	153,211	(74,810)
Prepaid expenses and other assets, net	(465)	(334)	(2,459)
Deferred rent	207,137	0	0
Accounts payable	39,653	11,197	(18,717)
Due to affiliates	(15,590)	183	(874)

Total adjustments	866,809	944,466	711,355

Net cash provided by operating activities	1,826,916	1,933,688	1,680,781
Cash flows from investing activities:
Net proceeds from sale of real estate assets	519,389	0	0
Investments in deferred leasing costs	0	(59,972)	(32,183)
Investment in real estate	(113,904)	0	(136,564)

Net cash provided by (used in) investing activities	405,485	(59,972)	(168,747)

Cash flows from financing activities:
Distributions to joint venture partners	(1,863,558)	(1,793,320)	(1,641,434)

Net increase (decrease) in cash and cash equivalents	368,843	140,396	(129,400)
Cash and cash equivalents, beginning of year	747,198	606,802	736,202

Cash and cash equivalents, end of year	$1,116,041	$747,198	$606,802

Supplemental disclosure of noncash activities:
Partnership distributions payable	$871,945	$446,315	$408,291

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

4.      INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$905,322	$1,190,997	$1,027,798
Increase (decrease) in net income resulting from:
Meals & Entertainment	308	0	0
Bad Debts	2,506	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	295,279	337,333	327,267
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	18,010	33,684	100
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	44,434	49,647	(10,329)
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	0	(159,560)	0

Income tax basis net income	$1,265,859	$1,452,101	$1,344,836

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$15,733,782	$16,430,507	$17,118,806
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	308	0	0
Bad Debts	2,506	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,388,742	2,093,463	1,756,130
Joint venture change in ownership	8,730	8,730	8,730
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	3,655,694	3,655,694	3,655,694
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(185,695)	(230,129)	(279,776)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	85,840	67,830	34,147
Partnership’s distributions payable	255,231	461,250	481,448
Gain on sale of property for financial reporting purposes in excess of amount for income tax purposes	(159,560)	(159,560)	0

Income tax basis partners’ capital	$21,785,578	$22,327,785	$22,775,179

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

5.      QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$266,762	$283,965	$274,324	$227,226
Net income	242,039	261,035	249,880	152,368
Net income allocated to Class A limited partners	242,039	261,035	249,880	152,368
Net income per weighted average Class A limited partner unit (a)	$0.11	$0.12	$0.11	$0.07
Distribution per weighted average Class A limited partner unit	0.20	0.20	0.20	0.11

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$244,007	$264,062	$296,046	$477,136
Net income	223,624	235,557	278,977	452,839
Net income allocated to Class A limited partners	223,624	235,557	278,977	452,839
Net income per weighted average Class A limited partner unit	$0.10	$0.11	$0.13	$0.20
Distribution per weighted average Class A limited partner unit	0.22	0.21	0.21	0.21

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2001, 2000, AND 1999

NOTES TO FINANCIAL STATEMENTS (Continued)

6.      PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items:

2002
Salary reimbursements	$45,085
Other professional fees	11,074
Printing expenses	10,483
Legal fees	29,287
Independent accounting fees	13,610
Postage and delivery expenses	7,514
Taxes and licensing fees	15
Life insurance	319
Other office expenses	46
Filing fees	0
Filing fees	0

Total partnership administration costs and legal and accounting	$117,433

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I, II, II-OW, VI and VII Associates:

We have audited the accompanying balance sheets of Fund I, II, II-OW, VI and VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002 These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I, II, II-OW, VI and VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets

Real estate assets, at cost:
Land	$0	$0
Building and improvements, less accumulated depreciation of $0 in 2002 and $0 in 2001	0	0

Total real estate assets	0	0
Cash and cash equivalents	41,705	8,455,308
Accounts receivable, net	0	54,871
Other assets	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$41,705	$77,142
Accounts payable and accrued expenses	0	30,777
Due to affiliates	0	149,898

Total liabilities	41,705	257,817

Partners’ capital:
Wells Fund I	0	1,840,011
Fund II and Fund II-OW	0	4,620,682
Wells Fund VI	0	907,949
Wells Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$0	$758,302	$965,305
Reimbursement Income	0	199,587	174,780
Interest income	141,151	69,626	78
Other income	0	1,008	0
Gain on sale of real estate	0	1,725,015	0

	141,151	2,753,538	1,140,163

Expenses:
Depreciation	0	254,448	442,250
Operating costs	4,491	133,911	199,337
Joint Venture administration	2,760	15,627	23,352
Management and leasing fees	0	67,560	74,422
Legal and accounting	9,191	18,357	6,180
Bad debt expense	2,027	8,682	0

	18,469	498,585	745,541

Net income	$122,682	$2,254,953	$394,622

Net income allocated to Wells Fund I	$27,283	$541,707	$94,800

Net income allocated to Fund II and Fund II-OW	$68,513	$1,230,326	$215,310

Net income allocated to Wells Fund VI	$13,463	$241,460	$42,256

Net income allocated to Wells Fund VII	$13,423	$241,460	$42,256

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund I	Fund II and Fund II-OW	Wells Fund VI	Wells Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Partnership distributions payable	$41,705	$77,142	$197,195

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In August 1995, Wells Real Estate Fund I (“Wells Fund I”), Fund II and Fund II-OW, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the “Joint Venture”) for the purpose of acquiring Cherokee Commons, a retail shopping center approximately 103,755 square feet and located in Cherokee County, Georgia. Fund II-IIOW Associates is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Until the formation of the Joint Venture, Cherokee Commons was owned by the Fund I and II Tucker—Cherokee joint venture. Percentage ownership interests in the Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the Joint Venture agreement, Wells Funds VI and Wells Fund VII each contributed approximately $1 million in cash in return for an approximate ownership interest of 11%. Wells Fund I’s ownership interest in the Joint Venture changed from 31% to 24%, and Fund II and IIOW Associates ownership interest changed from 69% to 55%. The approximately $2 million cash contribution from Wells Fund VI and Wells Fund VII was used to fund an expansion of the property for an existing tenant.

On October 1, 2001, the Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I, Fund II and Fund II-OW, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets

As of December 31, 2001, other assets are comprised of interest income receivable of $20,000 and utility deposits of $1,528.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $3,412 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $0, $67,560 and $74,422 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and affiliated joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $2,760, $15,627 and $23,352, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund V and Fund VI Associates:

We have audited the accompanying balance sheets of Fund V and Fund VI Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V and Fund VI Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets

Real estate assets, at cost:
Land	$1,622,733	$1,622,733
Building and improvements, less accumulated depreciation of $3,142,211 in 2002 and $2,769,703 in 2001	5,733,513	6,013,993
Construction in progress	—	85,550

Total real estate assets	7,356,246	7,722,276
Cash and cash equivalents	250,123	120,054
Accounts receivable	71,856	95,299
Other assets, net	338,397	36,095

Total assets	$8,016,622	$7,973,724

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$328,574	$28,030
Deferred rent	60,982	—
Partnership distributions payable	12,987	147,840

Total liabilities	402,543	175,870

Partners’ capital:
Wells Fund V	3,533,162	3,618,438
Wells Fund VI	4,080,917	4,179,416

Total partners’ capital	7,614,079	7,797,854

Total liabilities and partners’ capital	$8,016,622	$7,973,724

See accompanying notes.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$1,020,831	$990,117	$1,029,287
Reimbursement income	51,437	48,887	47,457
Interest income	2,123	5,848	750

	1,074,391	1,044,852	1,077,494

Expenses:
Depreciation	372,508	396,992	396,990
Operating costs	66,285	70,764	65,787
Management and leasing fees	58,394	62,264	67,354
Legal and accounting	12,038	12,000	7,677
Joint Venture administration	49,636	22,896	14,185

	558,861	564,916	551,993

Net income	$515,530	$479,936	$525,501

Net income allocated to Wells Fund V	$239,221	$222,705	$243,848

Net income allocated to Wells Fund VI	$276,309	$257,231	$281,653

See accompanying notes.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund V	Wells Fund VI	Total Partners’ Capital
Balance, December 31, 1999	$3,980,699	$4,597,841	$8,578,540
Net income	243,848	281,653	525,501
Partnership distributions	(433,410)	(500,604)	(934,014)

Balance, December 31, 2000	3,791,137	4,378,890	8,170,027
Net income	222,705	257,231	479,936
Partnership distributions	(395,404)	(456,705)	(852,109)

Balance, December 31, 2001	3,618,438	4,179,416	7,797,854
Net income	239,221	276,309	515,530
Partnership distributions	(324,497)	(374,808)	(699,305)

Balance, December 31, 2002	$3,533,162	$4,080,917	$7,614,079

See accompanying notes.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$515,530	$479,936	$525,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372,508	396,992	396,990
Amortization of deferred leasing costs	12,210	9,590	9,589
Changes in assets and liabilities:
Accounts receivable	23,443	14,378	25,552
Accounts payable and refundable security deposits	300,544	9,415	321
Deferred rent	60,982	—	—
Due to affiliates	—	—	(1,775)

Total adjustments	769,687	430,375	430,677

Net cash provided by operating activities	1,285,217	910,311	956,178

Cash flows from investing activities:
Investment in real estate	(6,478)	(85,550)	—
Expenditures for deferred leasing costs	(314,512)	—	—

Net cash used in investing activities	(320,990)	(85,550)	—

Cash flows from financing activities:
Distributions to joint venture partners	(834,158)	(901,986)	(936,556)

Net cash used in financing activities	(834,158)	(901,986)	(936,556)

Net increase (decrease) in cash and cash equivalents	130,069	(77,225)	19,622
Cash and cash equivalents, beginning of year	120,054	197,279	177,657

Cash and cash equivalents, end of year	$250,123	$120,054	$197,279

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$12,987	$147,840	$197,717

See accompanying notes.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 27, 1993, Wells Real Estate Fund V, L.P. (“Wells Fund V”) and Wells Real Estate Fund VI, L.P. (“ Wells Fund VI”) entered into a joint venture agreement to create Fund V and Fund VI Associates (the “Joint Venture”). The general partners of Wells Fund V and Wells Fund VI are Leo F. Wells, III and Wells Partners, L.P., a Georgia private limited partnership.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On December 29, 1993, the Joint Venture purchased the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet. The Hartford Building is located on 5.56 acres of land in Southington, Hartford County, Connecticut.

On November 12, 1993, Wells Fund V purchased 2.46 acres of real property located in Clayton County, Georgia. On July 1, 1994, Wells Fund V contributed this land as capital contribution to Joint Venture. Construction of a 5,400 square foot retail building on this property was completed in November 1994. A second retail building containing approximately 10,423 square feet was completed in June 1995.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund V and Wells Fund VI in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to Wells Fund V and Wells Fund VI on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$330,512	$28,210
Refundable security deposits	7,885	7,885

Total	$338,397	$36,095

Deferred leasing costs reflect costs, net, incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $60,655 and $48,445 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund V and Wells Fund VI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.      RELATED-PARTY TRANSACTIONS

Wells Fund V and Wells Fund VI entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund V and Wells Fund VI. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $58,394, $62,264 and $67,354 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., the affiliate of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $49,636, $22,896 and $14,185, respectively, to Wells Capital, Inc., and its affiliates for these services.

The general partners of Wells Fund V and Wells Fund VI are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund V and Fund VI Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.     RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,049,266
2004	1,066,466
2005	1,008,701
2006	1,035,458
2007	937,823
Thereafter	4,392,962

$9,490,676

Two tenants contributed approximately 71% and 13% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 89% of future minimum rental income.

4.      SUBSEQUENT EVENT

On March 18, 2003, the Joint Venture, along with three other Wells affiliated joint ventures, (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Hartford Building (a)	None	$528,042	$6,775,574	$118,659	$528,042	$6,894,233	$0	$7,422,275	$2,405,488	1981	12/29/93	20 to 25 years

Stockbridge Village II (b)	None	1,095,219	0	1,980,726	1,094,691	1,981,491	0	3,076,182	736,723	1994	11/12/93	20 to 25 years

Total		$1,623,261	$6,775,574	$2,099,385	$1,622,733	$8,875,724	$0	$10,498,457	$3,142,211

(a)	The Hartford Building is a four-story, 71,000-square-foot building located in Southington, Connecticut.
(b)	Stockbridge Village II consists of two retail buildings located in Clayton County, Georgia.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND V AND FUND VI ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$10,406,429	$1,975,721

2000 additions	0	396,990

BALANCE AT DECEMBER 31, 2000	10,406,429	2,372,711

2001 additions	85,550	396,992

BALANCE AT DECEMBER 31, 2001	10,491,979	2,769,703

2002 additions	6,478	372,508

BALANCE AT DECEMBER 31, 2002	$10,498,457	$3,142,211

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund V, Fund VI and Fund VII Associates:

We have audited the accompanying balance sheets of Fund V, Fund VI and Fund VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund V, Fund VI and Fund VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund V, Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Real estate assets, at cost:
Land	$314,591	$314,591
Building and improvements, less accumulated depreciation of $2,736,531 in 2002 and $2,392,085 in 2001	5,631,373	5,975,819

Total real estate assets	5,945,964	6,290,410
Cash and cash equivalents	241,373	238,016
Accounts receivable	76,818	94,746

Total assets	$6,264,155	$6,623,172

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$240,662	$235,695
Accounts payable	710	0
Due to affiliates	0	6,112

Total liabilities	241,372	241,807

Partners’ capital:
Fund V	991,125	1,050,146
Fund VI	2,519,171	2,669,167
Fund VII	2,512,487	2,662,052

Total partners’ capital	6,022,783	6,381,365

Total liabilities and partners’ capital	$6,264,155	$6,623,172

See accompanying notes.

Fund V, Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$972,072	$971,051	$971,050
Interest income	2,367	8,135	0

	974,439	979,186	971,050

Expenses:
Depreciation	344,446	334,716	350,585
Management and leasing fees	6,111	9,442	9,442
Legal and accounting	4,000	4,500	5,750
Joint Venture administration	20,705	18,044	13,536
Operating costs	2,614	1,648	1,505

	377,876	368,350	380,818

Net income	$596,563	$610,836	$590,232

Net income allocated to Fund V	$98,194	$100,544	$97,152

Net income allocated to Fund VI	$249,542	$255,513	$246,894

Net income allocated to Fund VII	$248,827	$254,779	$246,186

See accompanying notes.

Fund V, Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund V	Fund VI	Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,165,776	$2,963,015	$2,955,059	$7,083,850
Net income	97,152	246,894	246,186	590,232
Partnership distributions	(156,273)	(397,137)	(395,999)	(949,409)

Balance, December 31, 2000	1,106,655	2,812,772	2,805,246	6,724,673
Net income	100,544	255,513	254,779	610,836
Partnership distributions	(157,053)	(399,118)	(397,973)	(954,144)

Balance, December 31, 2001	1,050,146	2,669,167	2,662,052	6,381,365
Net income	98,194	249,542	248,827	596,563
Partnership distributions	(157,215)	(399,538)	(398,392)	(955,145)

Balance, December 31, 2002	$991,125	$2,519,171	$2,512,487	$6,022,783

See accompanying notes.

Fund V, Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$596,563	$610,836	$590,232

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	344,446	334,716	350,585
Changes in assets and liabilities:
Accounts receivable	17,928	8,950	8,949
Accounts payable	710	0	0
Due from affiliates	0	0	2,450
Due to affiliates	(6,112)	464	1,142

Total adjustments	356,972	344,130	363,126

Net cash provided by operating activities	953,535	954,966	953,358
Cash flows from financing activities:
Distributions to joint venture partners	(950,178)	(955,192)	(950,366)

Net increase (decrease) in cash and cash equivalents	3,357	(226)	2,992
Cash and cash equivalents, beginning of year	238,016	238,242	235,250

Cash and cash equivalents, end of year	$241,373	$238,016	$238,242

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$240,662	$235,695	$236,743

See accompanying notes.

Fund V, Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On September 8, 1994, the Wells Real Estate Fund V, L.P. (“Wells Fund V”), Wells Real Estate Fund VI, L.P (“Wells Fund VI”) and Wells Real Estate Fund VII (“Wells Fund VII”) entered into a joint venture agreement known as Fund V, Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited Joint Venture.

The Joint Venture was formed for the purpose of investing in commercial real properties. In September 1994, Fund V, VI, and VII Associates acquired a 75,000-square foot, three-story office building known as the Marathon Building, located in Appleton, Wisconsin.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund V, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund V, Wells Fund VI and Wells Fund VII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund V, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund V, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $6,111, $9,442 and $9,442 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $20,705, $18,044 and $13,536, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund V, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$990,000
2004	990,000
2005	990,000
2006	990,000
Thereafter	0

$3,960,000

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
MARATHON BUILDING (a)	None	$314,591	$8,367,904	$0	$314,591	$8,367,904	$0	$8,682,495	$2,736,531	1991	09/16/94	20 to 25 years

(a)	The Marathon Building is a three-story, 75,000-square-foot building located in Appleton, Wisconsin.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND V, FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$8,682,495	$1,706,784
2000 additions	0	350,585

BALANCE AT DECEMBER 31, 2000	8,682,495	2,057,369
2001 additions	0	334,716

BALANCE AT DECEMBER 31, 2001	8,682,495	2,392,085
2002 additions	0	344,446

BALANCE AT DECEMBER 31, 2002	$8,682,495	$2,736,531

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VI and Fund VII Associates:

We have audited the accompanying balance sheets of Fund VI and Fund VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI and Fund VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,812,447	$1,812,447
Building and improvements, less accumulated depreciation of $1,503,471 in 2002 and $1,289,653 in 2001	2,926,814	3,130,758

Total real estate assets	4,739,261	4,943,205
Cash and cash equivalents	103,299	140,092
Accounts receivable, net	39,299	52,292
Other assets, net	77,027	109,796

Total assets	$4,958,886	$5,245,385

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$80,469	$138,667
Accounts payable and refundable security deposits	60,733	52,686

Total liabilities	141,202	191,353

Partners’ capital:
Wells Fund VI	2,158,309	2,264,192
Wells Fund VII	2,659,375	2,789,840

Total partners’ capital	4,817,684	5,054,032

Total liabilities and partners’ capital	$4,958,886	$5,245,385

See accompanying notes

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$732,495	$677,831	$659,932
Reimbursement income	112,853	112,613	118,005
Interest income	1,568	4,694	0

	846,916	795,138	777,937

Expenses:
Depreciation	213,818	224,140	233,212
Operating costs	142,537	129,088	122,657
Management and leasing fees	82,725	80,783	84,684
Joint Venture administration	41,672	25,911	23,259
Legal and accounting	15,535	31,695	25,075
Bad debt expense	47,053	88,493	0

	543,340	580,110	488,887

Net income	$303,576	$215,028	$289,050

Net income allocated to Wells Fund VI	$136,001	$96,332	$127,466

Net income allocated to Wells Fund VII	$167,575	$118,696	$161,584

See accompanying notes.

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund VI	Wells Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$2,398,436	$3,089,767	$5,488,203
Net income	127,466	161,584	289,050
Partnership contributions	105,723	0	105,723
Partnership distributions	(239,611)	(304,014)	(543,625)

Balance, December 31, 2000	2,392,014	2,947,337	5,339,351
Net income	96,332	118,696	215,028
Partnership distributions	(224,154)	(276,193)	(500,347)

Balance, December 31, 2001	2,264,192	2,789,840	5,054,032
Net income	136,001	167,575	303,576
Partnership distributions	(241,884)	(298,040)	(539,924)

Balance, December 31, 2002	$2,158,309	$2,659,375	$4,817,684

See accompanying notes.

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$303,576	$215,028	$289,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,818	224,140	233,212
Amortization of deferred leasing costs	29,991	22,114	26,763
Changes in assets and liabilities:
Accounts receivable, net	12,993	77,802	(3,112)
Other assets, net	2,778	(11,839)	(2,084)
Accounts payable and refundable security deposits	8,047	13,717	3,734

Total adjustments	267,627	325,934	258,513

Net cash provided by operating activities	571,203	540,962	547,563

Cash flows from investing activities:
Investments in deferred leasing costs	0	(13,649)	(15,358)
Investment in real estate	(9,874)	0	(103,099)

Net cash used in investing activities	(9,874)	(13,649)	(118,457)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	105,723
Distributions to joint venture partners	(598,122)	(505,373)	(530,298)

Net cash used in financing activities	(598,122)	(505,373)	(424,575)

Net (decrease) increase in cash and cash equivalents	(36,793)	21,940	4,531
Cash and cash equivalents, beginning of year	140,092	118,152	113,621

Cash and cash equivalents, end of year	$103,299	$140,092	$118,152

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$80,469	$138,667	$143,693

Write-off of accounts receivable	$0	$31,974	$0

Write-off of fully amortized deferred leasing costs	$8,367	$0	$0

See accompanying notes.

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 9, 1994, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”) entered into a joint venture with Wells Real Estate Fund VII, L.P (“Wells Fund VII”) to form Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Wells Fund VI and VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed for the purpose of investing in commercial properties. In December 1994, the Wells Fund VI contributed its interest in a parcel of land located in Stockbridge, Georgia, known as the Stockbridge Village III Retail Center property. The Stockbridge Village III Retail Center property is comprised of two separate out parcel buildings totaling approximately 18,500 square feet. On June 7, 1995, the Joint Venture acquired an additional 3.38 acres of real property located in Stockbridge, Georgia, known as the Stockbridge Expansion, which consists of a multi-tenant shopping center containing approximately 29,000 square feet.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

As of December 31, 2002 and 2001, other assets, net is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$30,646	$60,637
Refundable security deposits	46,381	49,159

Total	$77,027	$109,796

Deferred leasing costs, net, reflects costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $151,524 and $129,900 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $103,368 and $56,315 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VI and Wells Fund VII are

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $82,725, $80,783 and $84,684 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $41,672, $25,911 and $23,259, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$611,556
2004	586,979
2005	511,392
2006	410,834
2007	340,695
Thereafter	1,063,690

$3,525,146

One tenant contributed approximately 17% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute approximately 34% of future minimum rental income.

Fund VI and Fund VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

4.	Subsequent event

On March 18, 2003, the Joint Venture, along with three other Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

The Joint Venture	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
STOCKBRIDGE VILLAGE III (a)	None	$1,015,674	$0	$2,004,704	$1,062,720	$1,957,658	$0	$3,020,378	$630,142	1995	04/07/94	20 to 25 years
STOCKBRIDGE VILLAGE I EXPANSION (b)	None	712,234	0	2,510,120	749,727	2,472,627	0	3,222,354	873,329	1996	06/07/95	20 to 25 years

Total		$1,727,908	$0	$4,514,824	$1,812,447	$4,430,285	$0	$6,242,732	$1,503,471

(a)	Stockbridge Village III consists of two retail buildings located in Stockbridge, Georgia.
(b)	Stockbridge Village I Expansion is a retail shopping center located in Stockbridge, Georgia.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VI AND FUND VII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$6,129,757	$832,301
2000 additions	103,100	233,212

BALANCE AT DECEMBER 31, 2000	6,232,857	1,065,513
2001 additions	0	224,140

BALANCE AT DECEMBER 31, 2001	6,232,857	1,289,653
2002 additions	9,875	213,818

BALANCE AT DECEMBER 31, 2002	$6,242,732	$1,503,471

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VI, Fund VII and Fund VIII Associates:

We have audited the accompanying balance sheets of Fund VI, Fund VII and Fund VIII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,955,493	$4,461,819
Building and improvements, less accumulated depreciation of $4,370,869 in 2002 and $3,707,449 in 2001	8,847,735	9,398,120
Construction in progress	4,665	3,797

Total real estate assets	12,807,893	13,863,736
Cash and cash equivalents	1,116,041	747,198
Accounts receivable	303,798	192,807
Other assets, net	331,810	428,052

Total assets	$14,559,542	$15,231,793

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$871,945	$446,315
Deferred rent	207,137	0
Accounts payable and refundable security deposits	116,292	76,639
Due to affiliates	0	15,590

Total liabilities	1,195,374	538,544

Partners’ capital:
Wells Fund VI	4,577,276	5,032,488
Wells Fund VII	4,462,953	4,906,826
Wells Fund VIII	4,323,939	4,753,935

Total partners’ capital	13,364,168	14,693,249

Total liabilities and partners’ capital	$14,559,542	$15,231,793

See accompanying notes.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$2,428,094	$2,424,385	$2,364,871
Reimbursement income	377,575	436,965	376,070
Interest income	7,431	25,294	3,985
Other income	560	360	360
Gain on disposal of assets	13,062	0	0

	2,826,722	2,887,004	2,745,286

Expenses:
Depreciation	663,420	676,297	715,402
Operating costs	842,074	799,761	747,261
Management and leasing fees	270,973	277,863	273,632
Legal and accounting	17,518	16,296	7,650
Joint Venture administration	72,630	42,469	30,330
Computer costs	0	2,985	1,585
Bad debt expense	0	22,111	0

	1,866,615	1,837,782	1,775,860

Net income	$960,107	$1,049,222	$969,426

Net income allocated to Wells Fund VI	$328,840	$359,362	$332,032

Net income allocated to Wells Fund VII	$320,628	$350,389	$323,741

Net income allocated to Wells Fund VIII	$310,639	$339,471	$313,653

See accompanying notes.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund VI	Wells Fund VII	Wells Fund VIII	Total Partners’ Capital
Balance, December 31, 1999	$5,559,369	$5,420,549	$5,251,652	$16,231,570
Net income	332,032	323,741	313,653	969,426
Partnership distributions	(591,033)	(576,274)	(558,318)	(1,725,625)

Balance, December 31, 2000	5,300,368	5,168,016	5,006,987	15,475,371
Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249
Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2002	$4,577,276	$4,462,953	$4,323,939	$13,364,168

See accompanying notes.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$960,107	$1,049,222	$969,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,420	676,297	715,402
Amortization of deferred leasing costs	96,707	103,912	92,813
Gain on sale of real estate assets	(13,062)	0	0
Changes in assets and liabilities:
Accounts receivable	(110,991)	153,211	(74,810)
Other assets, net	(465)	(334)	(2,459)
Deferred rent	207,137	0	0
Accounts payable and refundable security deposits	39,653	11,197	(18,717)
Due to affiliates	(15,590)	183	(874)

Total adjustments	866,809	944,466	711,355

Net cash provided by operating activities	1,826,916	1,993,688	1,680,781
Cash flows from investing activities:
Net proceeds from sale of real estate assets	519,389	0	0
Investments in deferred leasing costs	0	(59,972)	(32,183)
Investment in real estate	(113,904)	0	(136,564)

Net cash provided by (used in) investing activities	405,485	(59,972)	(168,747)

Cash flows from financing activities:
Distributions to Joint Venture partners	(1,863,558)	(1,793,320)	(1,641,434)

Net increase (decrease) in cash and cash equivalents	368,843	140,396	(129,400)
Cash and cash equivalents, beginning of year	747,198	606,802	736,202

Cash and cash equivalents, end of year	$1,116,041	$747,198	$606,802

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$871,945	$446,315	$408,291

Write-off of accounts receivable	$0	$22,111	$0

Write-off of fully amortized deferred leasing costs	$0	$123,283	$0

See accompanying notes.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), Wells Real Estate Fund VII, L.P (“Wells Fund VII”) and Wells Real Estate Fund VIII, L.P (“Wells Fund VIII”) entered into an agreement to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed a 92,964-square foot office building known as the BellSouth building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina and constructed a retail shopping center known as Tanglewood Commons.

On October 7, 2002, the Joint Venture sold an outparcel of land to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570, which resulted in a gain of $13,062. The recognized gain may be adjusted as additional information becomes available in subsequent periods.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to Wells Fund VI, Wells Fund VII and Wells Fund VIII in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$305,038	$401,745
Refundable security deposits	26,772	26,307

Total	$331,810	$428,052

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $534,292 and $437,587 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.      RELATED-PARTY TRANSACTIONS

Wells Fund VI, Wells Fund VII and Wells Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VI, VII and VIII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $270,973, $277,863 and $273,632 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and Joint Ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $72,630, $42,469 and $30,330, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.      RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2002	$2,488,731
2003	2,355,508
2004	2,296,855
2005	1,148,895
2006	605,547
Thereafter	4,916,653

$13,812,189

Three tenants contributed approximately 50%, 22%, and 17% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 55%, 28%, and 11% of future minimum rental income.

FUND VI, FUND VIII AND FUND VIII ASSOCIATES

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
BELLSOUTH PROPERTY (a)	None	$1,244,256	$0	$7,538,188	$1,301,890	$7,480,554	$0	$8,782,444	$2,860,322	1996	04/25/95	20 to 25 years
TANGLEWOOD COMMONS (b)	None	3,020,040	0	5,376,278	2,653,603	5,738,050	4,665	8,396,318	1,510,547	1997	05/31/95	20 to 25 years

Total		$4,264,296	$0	$12,914,466	$3,955,493	$13,218,604	$4,665	$17,178,762	$4,370,869

(a)	The BellSouth Property consists of a four-story office building located in Jacksonville, Florida.
(b)	Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina.
(c)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvement are 12 to 20 years.

FUND VI, FUND VII, AND FUND VIII ASSOCIATES

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$17,438,418	$2,315,750
2000 additions	136,564	715,402

BALANCE AT DECEMBER 31, 2000	17,574,982	3,031,152
2001 additions	0	676,297

BALANCE AT DECEMBER 31, 2001	17,574,982	3,707,449
2002 additions	113,904	663,420
2002 deletions	(510,124)	0

BALANCE AT DECEMBER 31, 2002	$17,178,762	$4,370,869