Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND VI L P
filed 2003-05-12
CIK 895334

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission file number 0-23656

WELLS REAL ESTATE FUND VI, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2022628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒ No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures (Note 2)	$14,418,608	$14,601,481
Cash and cash equivalents	1,128,207	926,766
Due from Joint Ventures	459,489	487,233

Total assets	$16,006,304	$16,015,480

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$284,775	$255,231
Accounts payable	9,915	26,467

Total liabilities	294,690	281,698

Partners’ capital:
Class A—2,278,177 and 2,268,677 units outstanding as of March 31, 20023 and December 31, 2002, respectively	15,711,614	15,733,782

Class B—221,823 and 231,323 units outstanding as of March 31, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	15,711,614	15,733,782

Total liabilities and partners’ capital	$16,006,304	$16,015,480

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$285,004	$265,901
Other income	1,552	861

	286,556	266,762

EXPENSES:
Partnership administration	17,926	12,999
Legal and accounting	4,620	9,669
Other general and administrative	1,406	2,055

	23,952	24,723

NET INCOME	$262,604	$242,039

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$262,604	$242,039

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.11

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.12	$0.20

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,278,177	2,241,428

CLASS B	221,823	258,572

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED

MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,236,360	$16,430,507	263,640	$0	$16,430,507
Net income	0	905,322	0	0	905,322
Partnership distributions	0	(1,602,047)	0	0	(1,602,047)
Class B conversion elections	32,317	0	(32,317)	0	0

BALANCE, December 31, 2002	2,268,677	15,733,782	231,323	0	15,733,782
Net income	0	262,604		0	262,604
Partnership distributions	0	(284,772)		0	(284,772)
Class B conversion elections	9,500	0	(9,500)	0	0

BALANCE, March 31, 2003 (unaudited)	2,278,177	$15,711,614	221,823	$0	$15,711,614

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$262,604	$242,039
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(285,004)	(265,901)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	0
Accounts payable	(16,552)	(1,943)

Net cash used in operating activities	(38,952)	(24,895)
CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	495,489	468,831
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(255,228)	(461,292)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201,441	(17,356)
CASH AND CASH EQUIVALENTS, beginning of period	926,766	27,895

CASH AND CASH EQUIVALENTS, end of period	$1,128,207	$10,539

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$459,489	$469,977

Partnership distributions payable	$284,775	$448,244

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as its General Partners. The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time every five years and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On April 5, 1993, the Partnership commenced a public offering of up to its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on April 4, 1994, upon receiving and accepting gross offering proceeds of $25,000,000 representing subscriptions from a total of 1,793 Class A and Class B limited partners.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Clayton county, Georgia 3. Hartford Building A four-story office building located in Hartford, Connecticut

Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

*	Fund II and III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third-party for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII Associates recognized a gain of approximately $18,000, of which approximately $6,000 was allocated to the Partnership.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total distributions paid by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(e) Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners, on a per unit basis, until each limited partner has received 100% of his/her adjusted capital contribution, as defined

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units on a per unit basis.

•	To all limited partners, on a per unit basis, until they receive a cumulative 10% per annum return on their adjusted capital contributions, as defined

•	To limited partners holding Class B units on a per unit basis, until they receive a cumulative 15% per annum return on their adjusted capital contributions, as defined

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Thereafter, 80% to the limited partners and 20% to the general partners

2.	INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in eight properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund I-II-IIOW-VI-VII Associates	$0	$43,326	$0	$24,861	$0	$2,618
Fund II-III-VI-VII Associates	135,573	186,082	10,398	60,829	2,719	16,339
Fund V-VI Associates	299,902	274,620	152,683	133,275	81,834	71,432
Fund V-VI-VII Associates	243,036	243,531	138,996	141,192	58,142	59,060
Fund VI-VII Associates	232,050	216,934	133,407	80,115	59,766	35,891
Fund VI-VII-VIII Associates	714,580	723,026	241,000	235,211	82,543	80,561

	$1,625,141	$1,687,519	$676,484	$675,483	$285,004	$265,901

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $74,526 and $79,692, respectively.

Administration Reimbursements

Wells Capital, Inc., the general partner of Wells Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $12,917 and $8,891, respectively, to Wells Capital, Inc. and its affiliates for these services

Conflicts of Interests

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $286,556 and $266,762 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of joint ventures further described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to the decrease in gross revenues from Fund II-III-VI and VII Associates due to the decline In occupancy of the Holcomb Bridge Property, which was 57% occupied as of March 31, 2003 as compared to 76% occupied as of March 31, 2002. The overall decrease is partially offset by (i) an increase in the gross revenues for Fund V-VI Associates resulting from higher rental rates recognized in connection with the Hartford lease, effective December 2002, and (ii) an increase in gross revenues for Fund VI-VII Associates resulting from adjustments to 2002 operating expense reimbursement billings to tenants of the Fazoli’s and Stockbridge Village I Expansion Buildings, which were recorded in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to the following nonrecurring items: (i) recovery of doubtful accounts receivable due from tenants at the Stockbridge Village I Expansion building during the first quarter of 2003, and (ii) HVAC and Plumbing repairs expended for the BellSouth building during the first quarter of 2002. In addition, Fund I-II-IIOW-VI-VII sold the Cherokee Commons property in the fourth quarter of 2001 and, accordingly, recognized adjustments to the gain on the sale of Cherokee Commons in the first quarter of 2002 as actual information became available for the estimated operating costs and selling expenses recorded at closing, offset by an increase in accounting fees incurred in connection with changing independent auditors in 2002.

Expenses

A decrease in legal and accounting fees resulting from adjustments recorded in the first quarter of 2002 to estimated accruals for 2001 year end audit fees is largely offset by an increase in administrative salaries allocated to the Partnership in connection with evaluating various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during the first quarter of 2003. As a result, expenses of the Partnership remained relatively stable at $23,952 and $24,723 for the three months ended March 31, 2003 and 2002, respectively.

As a result, net income of the Partnership was $262,604 and $242,039 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(38,952) and $(24,895) for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase in operating cash flows used from 2002 is primarily attributable to a change in the timing of payments of administrative salaries and bank fees in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $495,621 and $468,831 for the three months ended March 31, 2003 and 2002, respectively. Cash provided by investing activities increased in 2003, as compared to 2002, primarily due to the receipt of proceeds from Fund VI-VII-VIII Associates in 2003 for the sale of an out parcel of land at Tanglewood Commons on October 7, 2002, which is partially offset by a decline in distributions received from Fund V-VI Associates in order to complete the funding of tenant improvements related to the Hartford lease renewal effective December 2002 and fund HVAC repair costs for the Harford Building.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(255,228) and $(461,292) for the three months ended March 31, 2003 and 2002, respectively. Cash used by financing activities decreased in 2003 from 2002 primarily as a result of the Partnership reserving a portion of operating and investing cash flows in order to fund the remaining tenant improvements and repair costs for the Hartford Building further described above.

Distributions

The Partnership were made distributions to the limited partners holding Class A Units of $0.12 per unit and $0.20 per unit for the quarters ended March 31, 2003 and 2002, respectively. The 2003 decrease from quarterly distributions in 2002 resulted from the decline in cash flows from financing activities as described above. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units.

The General Partners anticipate that future operating cash distributions to the limited partners holding Class A Units may decline in the near term as the Partnership funds its portion of HVAC repairs and tenant improvements related to the renewal of a 10 year lease agreement executed by the sole tenant of the Hartford Building effective December 1, 2002. In order to avoid unrelated business taxable income, the General Partners do not anticipate using third-party borrowings. Instead, the Partnership may reserve future operating distributions in order to fund these leasing and tenant improvement costs.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property and the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners evaluate the projected capital needs of the Partnership’s investments, as well as the impact to the limited partners of the potential investment in an expansion of Tanglewood Commons. Upon completing such evaluation, the General Partners anticipate distributing the unused portion of the reserves to the partners in accordance with the terms of the Partnership Agreement during 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources. During the first quarter of 2003, American Trust Bank entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property. In connection therewith, Fund II-III-VI-VII Associates anticipates funding tenant improvements of approximately $128,000 during the second and third quarters of 2003, of which approximately $33,000 would be attributable to the Partnership.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 90 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d) Related Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital Inc, the general partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not reset rental rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.    OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IV, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002