Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND VI L P
filed 2003-08-13
CIK 895334

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

FORM 10-Q

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$14,443,161	$14,601,481
Cash and cash equivalents	1,155,859	926,766
Due from Joint Ventures	402,746	487,233

Total assets	$16,001,766	$16,015,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$313,731	$255,231
Accounts payable	7,632	26,467

Total liabilities	321,363	281,698

Partners’ capital:
Class A—2,281,677 and 2,268,677 units outstanding as of June 30, 2003 and December 31, 2002, respectively	15,680,403	15,733,782
Class B—218,323 and 231,323 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	15,680,403	15,733,782

Total liabilities and partners’ capital	$16,001,766	$16,015,480

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures	$312,851	$283,965	$597,855	$549,866
Other income	2,677	0	4,228	861

	315,528	283,965	602,083	550,727

EXPENSES:
Partnership administration	23,316	17,526	41,241	30,525
Legal and accounting	7,456	3,609	12,076	13,278
Other general and administrative	2,239	1,795	3,645	3,850

	33,011	22,930	56,962	47,653

NET INCOME	$282,517	$261,035	$545,121	$503,074

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$282,517	$261,035	$545,121	$503,074

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.12	$0.24	$0.23

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.14	$0.20	$0.26	$0.40

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,281,677	2,243,716	2,279,927	2,242,572

CLASS B	218,323	256,284	220,073	257,428

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED

JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,236,360	$16,430,507	263,640	$0	$16,430,507
Net income	0	905,322	0	0	905,322
Partnership distributions	0	(1,602,047)	0	0	(1,602,047)
Class B conversion elections	32,317	0	(32,317)	0	0

BALANCE, December 31, 2002	2,268,677	15,733,782	231,323	0	15,733,782
Net income	0	545,121	0	0	545,121
Partnership distributions	0	(598,500)	0	0	(598,500)
Class B conversion elections	13,000	0	(13,000)	0	0

BALANCE, June 30, 2003 (unaudited)	2,281,677	$15,680,403	218,323	$0	$15,680,403

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$545,121	$503,074
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(597,855)	(549,866)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(680)
Accounts payable	(18,835)	(2,534)

Net cash flows used in operating activities	(71,569)	(50,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	872,822	942,930
Investments in Joint Ventures	(32,160)	0

Net cash flows provided by investing activities	840,662	942,930
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	(540,000)	(909,579)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	229,093	(16,655)

CASH AND CASH EQUIVALENTS, beginning of period	926,766	27,895

CASH AND CASH EQUIVALENTS, end of period	$1,155,859	$11,240

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$402,746	$1,355,829

Partnership distributions payable	$313,731	$448,700

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, as its general partners (the “General Partners”). The Partnership was formed on December 1, 1992, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time every five years and may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following eight properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI and VII Associates	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Clayton County, Georgia 3. Hartford Building A four-story office building located in Hartford, Connecticut

Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin

Joint Venture	Joint Venture Partners	Properties

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

*	Fund II and III Associates is a joint venture between Fund II and IIOW Associates and Wells Real Estate Fund III, L.P.; Fund II and Fund IIOW Associates is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates, a joint venture among the Partnership, Wells Real Estate Fund I, Fund II and IIOW Associates, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party for a gross sales price of $8,660,000. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. Fund, I, II, II-OW, VI and VII Associates was liquidated during the fourth quarter of 2002, and approximately $886,000 in net sales proceeds was allocated to the Partnership as a result of this sale.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third-party for a gross sales price of $558,570. The Partnership was allocated approximately $179,000 in net sales proceeds as a result of this sale.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero, (b) then to any Partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the General Partners.

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

(a)  Basis of Presentation

The Partnership owned interests in eight properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund V-VI Associates	$305,086	$255,467		$164,440	$122,654	$88,135	$65,740
Fund V-VI-VII Associates	242,701	243,288		144,325	148,307	60,371	62,037
Fund VI-VII Associates	223,044	254,401		157,303	142,549	70,471	63,861
Fund II, III, VI and VII Associates	146,284	202,046		18,529	59,368	4,845	15,946
Fund VI-VII-VIII Associates	704,521	676,933		259,935	214,170	89,029	73,354
Fund I, II, II-OW, VI and VII Associates	0	26,952		0	28,163	0	3,027

	$1,621,636	$1,659,087	(1)	$744,532	$715,211	$312,851	$283,965

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund V-VI Associates	$604,988	$530,086		$317,123	$255,930	$169,969	$137,171
Fund V-VI-VII Associates	485,737	486,819		283,321	289,499	118,513	121,097
Fund VI-VII Associates	455,094	471,335		290,710	222,664	130,237	99,753
Fund II, III, VI and VII Associates	281,857	388,128		28,927	120,197	7,564	32,285
Fund VI-VII-VIII Associates	1,419,101	1,399,958		500,935	449,381	171,572	153,914
Fund I, II, II-OW, VI and VII Associates	0	70,278		0	53,023	0	5,646

	$3,246,777	$3,346,604	(2)	$1,421,016	$1,390,694	$597,855	$549,866

(1)	Amounts have been restated to reflect tenant reimbursements of $139,655 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $56,875 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests generated management and leasing fees payable to Wells Management of $85,730 and $78,914 for the three months ended June 30, 2003 and 2002, respectively, and $159,236 and $162,519, for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc., the general partner of Wells Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $12,984 and $9,143 for the three months ended June 30, 2003 and 2002, respectively, and $25,900 and $18,033 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $34,304 and $38,276 for the three months ended June 30, 2003 and 2002, respectively, and $70,426 and $72,229 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other

Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5. SUBSEQUENT	EVENT

On August 12, 2003, Fund V-VI Associates closed the sale of the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet and located in Southington, Hartford County, Connecticut, to an unrelated third-party (the “Hartford Purchaser”) for a gross sales price of $8,925,000, less agreed upon credits of $457,500 to the Hartford Purchaser. The Partnership holds an equity interest of approximately 53.6% in Fund V-VI Associates. As a result of the sale of the Hartford Building, net proceeds of approximately $4.3 million and a gain of approximately $1.4 million have been allocated to the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)  Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow or sales proceeds.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership, consisting primarily of equity in income of Joint Ventures (which essentially means the net income of the Joint Ventures in which the Partnership has invested and owns an equity interest), were $315,528 and $283,965 for the three months ended June 30, 2003 and 2002, respectively, and $602,083 and $550,727 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures, resulting from a slight decrease in gross revenues of Joint Ventures, which was more than offset by reductions in the expenses of the Joint Ventures, as further described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to (i) the decline in occupancy of the Holcomb Bridge Property during the first six months of 2003, (ii) a reduction in interest income earned by Fund I, II, II-OW, VI and VII Associates as a result of liquidating this joint venture in 2002, and (iii) a decline in rental income of Stockbridge Village I Expansion due to several rent abatements affected in first and second quarters of 2003 related to re-leasing.

The decrease in gross revenues of the Joint Ventures in 2003, as compared to 2002, was partially offset by (i) higher rental rates generated from that Hartford lease made effective in December 2002, and (ii) 2001 operating expense reimbursement billings to tenants of the BellSouth Building, which were recorded in the second quarter of 2002. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to the following nonrecurring items: (i) the recovery of doubtful accounts receivable, which were collected from tenants of the Holcomb Bridge Property in 2002; (ii) a decrease in depreciation expense recognized for the Holcomb Bridge Property, as the majority of tenant improvement costs became fully depreciated during the second half of 2002; (iii) a decrease in depreciation expense recognized for the following properties, which became classified as held for sale effective March 18, 2003: Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion (see the Contract Obligations and Commitments section to follow for additional information); and (iv) HVAC and plumbing repair costs for the BellSouth Building incurred during the first half of 2002.

As a result of the fact that the reductions in expenses of the Joint Ventures exceeded the decreases in gross revenues of the Joint Ventures during the respective periods, equity in income of Joint Ventures, constituting the Partnership’s share of the Joint Ventures’ net income, increased from $283,965 during the three months ended June 30, 2002, to $312,851 during the three months ended June 30, 2003 and from $549,866 for the six months ended June 30, 2002, to $597,855 during the six months ended June 30, 2003.

Expenses

Total expenses of the Partnership were $33,011 and $22,930 for the three months ended June 30, 2003 and 2002, respectively, and $56,962 and $47,653 for the six months ended June 30, 2003 and 2002, respectively. These increases are primarily due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related the implementation of the new reporting regulations during the second half of 2003. Increases in Partnership administration costs are also attributable to the evaluation of various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during the first six months of 2003.

Net Income

As a result, net income of the Partnership was $282,517 and $261,035 for the three months ended June 30, 2003 and 2002, respectively, and $545,121 and $503,074 for the six months ended June 30, 2003 and 2002, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(71,569) and $(50,006) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used from 2002 is primarily attributable to a change in the timing of payments of administrative salaries and legal fees in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $840,662 and $942,930 for the six months ended June 30, 2003 and 2002, respectively. Cash provided by investing activities decreased in 2003, as compared to 2002, primarily due to a decline in distributions received from (i) Fund V-VI Associates in order to fund tenant improvements related to the Hartford Building lease renewal during the first quarter of 2003 and additional HVAC repair costs in June 2003, and (ii) Fund II-III-VI and VII in order to fund leasing and tenant improvements costs for the Holcomb Bridge Property. This decrease was partially offset by the receipt of net sales proceeds from Fund VI-VII-VIII Associates in January 2003 for the sale of an outparcel of land at Tanglewood Commons in the fourth quarter of 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(540,000) and $(909,579) for the six months ended June 30, 2003 and 2002, respectively. Cash used by financing activities decreased in 2003, as compared to 2002, primarily as a result of reserving a portion of distributions to limited partners in order to fund tenant improvements and repair costs for the Hartford Building, and leasing and tenant improvement costs for the Holcomb Bridge Property during 2003.

Distributions

Distributions to the limited partners holding Class A Units decreased from $0.20 for the three months ended June 30, 2002, to $0.14 for the three months ended June 30, 2003, and from $0.40 for the six months ended June 30, 2002, to $0.24 for the six months ended June 30, 2003. The 2003 decreases in distributions to limited partners, as compared to 2002, resulted from the decline in cash flows from financing activities described above relating primarily to requirements to fund tenant improvements and repair costs for the Hartford Building and leasing and tenant improvement costs for the Holcomb Bridge Property. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to the limited partners holding Class B Units.

Prior to the closing of the Stockbridge property sales described in the Contracts Obligations and Commitments section to follow, the General Partners anticipate that future operating distributions to the limited partners holding Class A Units may increase slightly in the near term, as the tenant improvement and leasing costs for the Hartford Building have been fully funded.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons Property and the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners continue to evaluate the projected capital needs of the Partnership’s investments, as well as the impact to the limited partners of the potential investment in an expansion of Tanglewood Commons. Upon completing such evaluation, the General Partners anticipate distributing the unused portion of the reserves to the partners in accordance with the terms of the partnership agreement during 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources. During the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. In connection therewith, Fund II-III-VI-VII Associates has funded approximately $40,000 of leasing costs in the second quarter of 2003 and anticipates funding tenant improvements and leasing costs of approximately $167,000 during the third quarter of 2003, of which approximately $44,000 would be attributable to the Partnership.

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)  Related Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital Inc, the general partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

(g)  Subsequent Event

On August 12, 2003, Fund V-VI Associates closed the sale of the Hartford Building, a four-story office building containing approximately 71,000 rentable square feet and located in Southington, Hartford County, Connecticut, to an unrelated third-party (the “Hartford Purchaser”) for a gross sales price of $8,925,000, less agreed upon credits of $457,500 to the Hartford Purchaser. The Partnership holds an equity interest of approximately 53.6% in Fund V-VI Associates. As a result of the sale of the Hartford Building, net proceeds of approximately $4.3 million and a gain of approximately $1.4 million have been allocated to the Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM  4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 13, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President

August 13, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002