Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND VI L P
filed 2003-11-07
CIK 895334

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND VI, L.P

BALANCE SHEETS

	(unaudited) September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$11,457,024	$14,601,481
Cash and cash equivalents	5,484,859	926,766
Due from Joint Ventures	467,835	487,233

Total assets	$17,409,718	$16,015,480

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$371,382	$255,231
Accounts payable	5,961	26,467

Total liabilities	377,343	281,698

Partners’ capital:
Class A—2,285,427 and 2,268,677 units outstanding as of September 30, 2003 and December 31, 2002, respectively	17,032,375	15,733,782
Class B—214,573 and 231,323 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	17,032,375	15,733,782

Total liabilities and partners’ capital	$17,409,718	$16,015,480

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures	$1,744,711	$272,559	$2,342,566	$822,425
Other income	3,032	1,765	7,260	2,626

	1,747,743	274,324	2,349,826	825,051

EXPENSES:
Partnership administration	21,083	15,225	62,324	38,722
Legal and accounting	278	7,302	12,354	27,609
Other general and administrative	3,029	1,917	6,674	5,767

	24,390	24,444	81,352	72,098

NET INCOME	$1,723,353	$249,880	$2,268,474	$752,953

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,723,353	$249,880	$2,268,474	$752,953

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.75	$0.11	$1.01	$0.33

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.16	$0.20	$0.43	$0.60

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,285,427	2,248,716	2,281,760	2,244,620

CLASS B	214,573	251,284	218,240	255,380

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Capital	Units	Amounts
BALANCE, December 31, 2001	2,236,360	$16,430,507	263,640	$0	$0	$16,430,507
Net income	0	905,322	0	0	0	905,322
Partnership distributions	0	(1,602,047)	0	0	0	(1,602,047)
Class B conversion elections	32,317	0	(32,317)	0	0	0

BALANCE, December 31, 2002	2,268,677	15,733,782	231,323	0	0	15,733,782
Net income	0	2,268,474	0	0	0	2,268,474
Partnership distributions	0	(969,881)	0	0	0	(969,881)
Class B conversion elections	16,750	0	(16,750)	0	0	0

BALANCE, September 30, 2003 (unaudited)	2,285,427	$17,032,375	214,573	$0	$0	$17,032,375

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,268,474	$752,953
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(2,342,566)	(822,425)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	910
Accounts payable	(20,506)	2,595

Net cash flows used in operating activities	(94,598)	(65,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	5,538,581	1,423,702
Investments in Joint Ventures	(32,160)	0

Net cash flows provided by investing activities	5,506,421	1,423,702

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to limited partners	(853,730)	(1,361,521)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,558,093	(3,786)
CASH AND CASH EQUIVALENTS, beginning of period	926,766	27,895

CASH AND CASH EQUIVALENTS, end of period	$5,484,859	$24,109

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$467,835	$1,353,273

Partnership distributions payable	$371,382	$446,502

See accompanying notes

WELLS REAL ESTATE FUND VI, L.P

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

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

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II, III, VI and VII Associates (“Fund II-II-VI-VII Associates”)	— Fund II and III Associates* — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Clayton County, Georgia 3. Hartford Building A four-story office building located in Hartford, Connecticut

Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four-story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

*	Fund II and III Associates is a joint venture between Fund II and II-OW and Wells Real Estate Fund III, L.P.; Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”), a joint venture between the Partnership, Wells Real Estate Fund I, Fund II and IIOW, and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross selling price of $558,570. As a result of this sale, net proceeds of approximately $179,000 and a gain of approximately $17,800 were allocated to the Partnership.

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed upon credits of $457,500. As a result of this sale, net proceeds of approximately $4.3 million and gain of approximately $1.4 million were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any Partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to Partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property; and (d) allocations to Class A limited partners and General Partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

(d)	Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted Capital Contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total distributions paid by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners, on a per-unit basis, until each limited partner has received 100% of his/her adjusted Capital Contribution, as defined

•	To limited partners holding units, which at any time have been treated as Class B Units, until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis

•	To all limited partners, on a per-unit basis, until they receive a cumulative 10% per annum return on their adjusted Capital Contributions, as defined

•	To limited partners holding Class B Units on a per-unit basis, until they receive a cumulative 15% per annum return on their adjusted Capital Contributions, as defined

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Thereafter, 80% to the limited partners and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties as during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund V-VI Associates	$99,985	$78,019		$68,390	$34,500	$2,717,923	$96,553	$2,786,313	$131,053	$1,493,380	$70,240
Fund V-VI-VII Associates	242,699	244,445		139,611	156,098	0	0	139,611	156,098	58,399	65,296
Fund VI-VII Associates	206,460	200,199		166,322	92,489	0	0	166,322	92,489	74,512	41,435
Fund II-III-VI-VII Associates	194,228	161,289		66,670	20,320	0	0	66,670	20,320	17,434	5,458
Fund VI-VII-VIII Associates	715,543	706,034		294,844	251,378	0	0	294,844	251,378	100,986	86,098
Fund I-II-IIOW-VI-VI Associates	0	37,846		0	37,651	0	0	0	37,651	0	4,032

	$1,458,915	$1,427,832	(1)	$735,837	$592,436	$2,717,923	$96,553	$3,453,760	$688,989	$1,744,711	$272,559

(1)	Amounts have been restated to reflect tenant reimbursements of $149,490 as revenues for the three months ended September 30, 2002, which has no impact on net income.

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations		Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund V-VI Associates	$274,639	$251,472		$159,990	$113,903	$2,943,446	$273,080	$3,103,436	$386,983	$1,663,349	$207,411
Fund V-VI- VII Associates	728,436	731,264		422,933	445,597	0	0	422,933	445,597	176,913	186,393
Fund VI-VII Associates	661,551	671,534		457,033	315,153	0	0	457,033	315,153	204,749	141,188
Fund II-III-VI-VII Associates	476,085	549,417		95,598	140,517	0	0	95,598	140,517	24,999	37,744
Fund VI-VII-VIII Associates	2,158,494	2,106,192		795,779	700,759	0	0	795,779	700,759	272,556	240,012
Fund I-II-IIOW-VI-VI Associates	0	108,124		0	90,675	0	0	0	90,675	0	9,677

	$4,299,205	$4,418,003	(1)	$1,931,333	$1,806,604	$2,943,446	$273,080	$4,874,779	$2,079,684	$2,342,566	$822,425

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $77,019 and $76,273 for the three months ended September 30, 2003 and 2002, respectively, and $236,255 and $238,793 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc., the general partner of Wells Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,249 and $12,720 for the three months ended September 30, 2003 and 2002, respectively, and $40,150 and $30,753 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $50,248 and $33,159 for the three months ended September 30, 2003 and 2002, respectively, and $137,600 and $121,069 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

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

Gross Revenues

Gross revenues of the Partnership were $1,747,743 and $274,324 for the three months ended September 30, 2003 and 2002, respectively, and $2,349,826 and $825,051 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding increase in equity in income of Joint Ventures as described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures increased three months ended September 30, 2003, as compared to same periods in 2002, primarily due to an increase in estimated operating expense reimbursement billings to tenants of Tanglewood Commons and Stockbridge Village II for 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Gross revenues of Joint Ventures decreased nine months ended September 30, 2003, as compared to same periods in 2002, primarily due to (i) a decrease in occupancy of the Holcomb Bridge Property during the first and second quarters of 2003, (ii) a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of liquidating this joint venture in 2002, partially offset by an increase in estimated operating expense reimbursement billings to tenants of Tanglewood Commons and Stockbridge Village II for 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2003, as compared to 2002, primarily due to the following nonrecurring items: (i) the recovery of doubtful accounts receivable due from tenants of the Stockbridge Village I Expansion in the third quarter of 2003, (ii) a decrease in depreciation expense recognized for the Holcomb Bridge Property, as the majority of tenant improvement costs became fully depreciated during the second half of 2002, (iii) a decrease in depreciation expense recognized for the following properties, which became classified as held for sale effective March 18, 2003: Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion (see the Contractual Obligations and Commitments section to follow for additional information), and (iv) HVAC and plumbing repair costs for the BellSouth Building incurred in 2002, partially offset by (a) the recovery of doubtful accounts receivable from tenants of the Holcomb Bridge Property in 2002, and (b) an increase in administrative salaries allocated to the Marathon Building due to current lease negotiations.

Equity In Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations increased for the three and nine months ended September 30, 2003 and 2002, respectively, primarily as a result of the gain recognized on the sale of the Hartford Building during the third quarter of 2003.

As a result of the decrease in expenses and increase in equity in income of Joint Ventures from discontinued operations, partially offset by the decrease in gross revenues of the Joint Ventures, as described above, equity in income of Joint Ventures increased from $272,559 for the three months ended September 30, 2002 to $1,744,711 for the three months ended September 30, 2003, and from $822,425 for the nine months ended September 30, 2002 to $2,342,566 for the nine months ended September 30, 2003.

Expenses

Total expenses of the Partnership were $24,390 and $24,444 for the three months ended September 30, 2003 and 2002, respectively, and $81,352 and $72,098 for the nine months ended September 30, 2003 and 2002, respectively. The increase in expenses during the nine months ended September 30, 2003 is primarily due to (i) an increase in administrative costs incurred during 2003 in response to new reporting and regulatory requirements; we anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis, and (ii) the evaluation of various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during 2003, partially offset by a decline in accounting fees due to additional costs incurred during 2002 in connection with changing independent public accountants.

Net Income

As a result of the factors described above, net income of the Partnership was $1,723,353 and $249,880 for the three months ended September 30, 2003 and 2002, respectively, and $2,268,474 and $752,953 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(94,598) and $(65,967) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used is primarily attributable to (i) the increase in partnership administration costs described in the preceding section, and (ii) a change in the timing of paying accounts payable and accrued expenses in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $5,506,421 and $1,423,702 for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by investing activities increased in 2003, as compared to 2002, primarily as a result of (i) the receipt of net sales proceeds from Fund VI-VII-VIII Associates in January 2003 for the sale of an outparcel of land at Tanglewood Commons in the fourth quarter of 2002, (ii) the receipt of net proceeds from Fund V-VI Associates in September 2003 for the sale of the Hartford Building in the third quarter of 2003, partially offset by a decline in distributions received from Fund II-III-VI-VII Associates in order to fund re-leasing and tenant improvements costs for the Holcomb Bridge Property during the third quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(853,730) and $(1,361,521) for the nine months ended September 30, 2003 and 2002, respectively. Cash used by financing activities, which represents distributions to partners, decreased in 2003, as compared to 2002, primarily as a result of (i) funding HVAC repair costs for the Hartford Building during the second quarter of 2003, (ii) funding leasing and tenant improvement costs for the Holcomb Bridge Property during the second quarter of 2003, and (iii) forgone future cash flows resulting from the sale of the Hartford Building during the third quarter of 2003.

Distributions

Distributions to the limited partners holding Class A Units decreased from $0.20 for the three months ended September 30, 2002 to $0.16 for the three months ended September 30, 2003, and from $0.60 for the nine months ended September 30, 2002 to $0.43 for the nine months ended September 30, 2003. The decreases in distributions to limited partners for 2003, as compared to 2002, resulted directly from factors described above resulting in a decline in cash flows from financing activities. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued to the limited partners holding Class A Units were paid for the third quarter of 2003 in November 2003. No cash distributions were made to the limited partners holding Class B Units.

Sales Proceeds

The sales of the Cherokee Commons Property, an outparcel of land at Tanglewood Commons and the Hartford Building generated total net sales proceeds of approximately $5,411,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $180,000 will be required to increase the occupancy of the Holcomb Bridge Property and pursue the potential expansion of Tanglewood Commons. Thus, in accordance with the terms of the partnership agreement, the General Partners intend to distribute in early 2004 the residual net sales proceeds of approximately $5,231,000 to the limited partners of record as of December 31, 2003, which will not include limited partners who acquire units after September 30, 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. As of September 30, 2003, Fund II-III-VI-VII Associates has funded approximately $80,000 of these costs and anticipates funding the remainder during the fourth quarter of 2003. Of the remainder to be funded, approximately, $33,000 is attributable to the Partnership’s interest in Fund II-III-VI-VII Associates.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)	Related Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital Inc, the general partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset rental rates frequently enough to cover inflation.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b) (i)	On August 26, 2003, the Registrant filed a Current Report on Form 8-K disclosing the sale of the Hartford Building.

(ii)	On September 12, 2003, the Registrant filed a Current Report on Form 8-K disclosing a letter to the limited partners setting forth the General Partners’ intentions with regard to distributing the net proceeds from the sale of the Hartford Building and the Cherokee Commons property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated July 31, 2003 relating to the sale of the Hartford Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund V, L.P. for the period ending September 30, 2003, Commission File No. 0-21580, and hereby incorporated by this reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002