Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND VI L P
filed 2004-08-12
CIK 895334

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number 0-23656

WELLS REAL ESTATE FUND VI, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2022628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VI, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VI, L.P.

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$8,061,357	$11,441,910
Cash and cash equivalents	4,601,414	5,462,957
Due from joint ventures	174,864	354,111
Other assets	16,283	0

Total assets	$12,853,918	$17,258,978

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$113,413	$372,519
Accounts payable and accrued expenses	16,201	6,736

Total liabilities	129,614	379,255

Partners’ capital:
Limited partners
Class A—2,293,227 and 2,292,427 units outstanding as of June 30, 2004 and December 31, 2003, respectively	12,181,129	16,337,490
Class B—206,773 and 207,573 units outstanding as of June 30, 2004 and December 31, 2003, respectively	543,175	542,233
General partners	0	0

Total partners’ capital	12,724,304	16,879,723

Total liabilities and partners’ capital	$12,853,918	$17,258,978

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$1,270,021	$312,851	$1,498,807	$597,855
EXPENSES:
Partnership administration	51,609	23,316	72,653	41,241
Legal and accounting	11,037	7,456	21,012	12,076
Other general and administrative	776	2,239	1,159	3,645

Total expenses	63,422	33,011	94,824	56,962
OTHER INCOME	484	2,677	11,826	4,228

NET INCOME	$1,207,083	$282,517	$1,415,809	$545,121

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$663,908	$282,517	$967,602	$545,121

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$543,175	$0	$448,207	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.29	$0.12	$0.42	$0.24

CLASS B	$2.63	$0.00	$2.17	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.05	$0.14	$0.15	0.26

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF NET PROPERTY SALE PROCEEDS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$2.09	$0.00

CLASS B	$0.00	$0.00	$2.15	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,293,227	2,281,677	2,293,177	2,279,927

CLASS B	206,773	218,323	206,823	220,073

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,268,677	$15,733,782	231,323	$0	$0	$15,733,782

Net income	0	1,923,810	0	564,528	0	2,488,338
Distributions of operating cash flow	0	(1,342,397)	0	0	0	(1,342,397)
Class B conversion elections	23,750	22,295	(23,750)	(22,295)	0	0

BALANCE, December 31, 2003	2,292,427	16,337,490	207,573	542,233	0	16,879,723

Net income	0	967,602	0	448,207	0	1,415,809
Partnership distributions of net sales proceeds	0	(4,786,040)	0	(444,960)	0	(5,231,000)
Partnership distributions of operating cash flow	0	(340,228)	0	0	0	(340,228)
Class B conversion elections	800	2,305	(800)	(2,305)	0	0

BALANCE, June 30, 2004	2,293,227	$12,181,129	206,773	$543,175	$0	$12,724,304

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,415,809	$545,121
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,498,807)	(597,855)
Operating distributions received from joint ventures	787,436	872,822
Changes in operating assets and liabilities:
Other assets	(16,283)	0
Accounts payable and accrued expenses	9,465	(18,835)

Total adjustments	(718,189)	256,132

Net cash flows provided by operating activities	697,620	801,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(322,970)	(32,160)
Net sale proceeds received from joint ventures	4,594,141	0

Net cash flows provided by (used in) investing activities	4,271,171	(32,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceeds distributions paid to limited partners	(5,231,000)	0
Operating distributions paid to limited partners	(599,334)	(540,000)

Net cash flows used in investing activities	(5,830,334)	(540,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(861,543)	229,093

CASH AND CASH EQUIVALENTS, beginning of period	5,462,957	926,766

CASH AND CASH EQUIVALENTS, end of period	$4,601,414	$1,155,859

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$113,413	$313,731

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”) (1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property (2) An office/retail center located in Roswell, Georgia
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II (3) Two retail buildings located in Clayton County, Georgia 3. Hartford Building (4) A four-story office building located in Hartford, Connecticut
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Marathon Building A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Stockbridge Village I Expansion (3) A retail shopping center expansion located in Stockbridge, Georgia 6. Stockbridge Village III (3) Two retail buildings located in Stockbridge, Georgia
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. BellSouth Building A four-story office building located in Jacksonville, Florida 8. Tanglewood Commons A retail center located in Clemmons, North Carolina

(1)	Fund II-III Associates is a joint venture between Fund II and Fund II-OW and Wells Real Estate Fund III, L.P.; Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.
(2)	This property was sold in July 2004.
(3)	These properties were sold in April 2004.
(4)	This property was sold in August 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sales price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, net proceeds of approximately $4,366,000, and gain of approximately $1,432,000 were allocated to the Partnership.

On April 29, 2004, four Wells affiliated Joint Ventures, including Fund V-VI Associates and Fund VI-VII Associates, sold five real properties, including Stockbridge Village II, Stockbridge Village I Expansion, and Stockbridge Village III, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, net proceeds of approximately $1,500,000, and a gain of approximately $180,000 have been allocated to the Partnership. As a result of the sale of Stockbridge Village I Expansion, net proceeds of approximately $1,800,000, and a gain of approximately $766,000 have been allocated to the Partnership. As a result of the sale of Stockbridge Village III, net proceeds of approximately $1,300,000, and a gain of approximately $192,000 have been allocated to the Partnership.

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

(d)	Distribution of Net Cash From Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Class A limited partners until each such limited partner has received distributions equal to a 10% per annum return on his adjusted capital contribution, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total distributions paid by the Partnership for such year.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners, on a per-unit basis, until each limited partner has received 100% of his adjusted capital contribution, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each such limited partner has received an amount equal to the net cash from operations received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners, on a per-unit basis, until each limited partner has received a cumulative 10% per annum return on his adjusted capital contributions, as defined;

•	To limited partners holding Class B Units on a per-unit basis, until each such limited partner has received a cumulative 15% per annum return on his adjusted capital contributions, as defined;

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$113,344	$18,529	$113,344	$18,529
Fund V-VI Associates	0	0	0	0	340,816	164,440	340,816	164,440
Fund V-VI-VII Associates	206,431	242,701	81,784	144,325	0	0	81,784	144,325
Fund VI-VII Associates	0	0	0	0	2,117,336	157,303	2,117,336	157,303
Fund VI-VII-VIII Associates	727,301	704,521	218,813	259,935	0	0	218,813	259,935

	$933,732	$947,222	$300,597	$404,260	$2,571,496	$340,272	$2,872,093	$744,532

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$207,722	$28,927	$207,722	$28,927
Fund V-VI Associates	0	0	0	0	390,365	317,123	390,365	317,123
Fund V-VI-VII Associates	412,858	485,737	155,722	283,321	0	0	155,722	283,321
Fund VI-VII Associates	0	0	0	0	2,267,603	290,710	2,267,603	290,710
Fund VI-VII-VIII Associates	1,446,075	1,419,101	450,348	500,935	0	0	450,348	500,935

	$1,858,933	$1,904,838	$606,070	$784,256	$2,865,690	$636,760	$3,471,760	$1,421,016

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $28,375 and $48,903 for the three months ended June 30, 2004 and 2003, respectively, and $66,693 and $91,437 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $31,317 and $12,984 for the three months ended June 30, 2004 and 2003, respectively, and $49,016 and $25,900 for the six months ended June 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On July 1, 2004, two Wells-affiliated Joint Ventures, including Fund II-III-VI-VII Associates, sold two real properties, including the Holcomb Bridge Property, to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $1,804,000, recognized an immediate gain of approximately $489,000, and recorded a deferred gain of approximately $42,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gain on the sale of the Holcomb Bridge Property may be adjusted as additional information becomes available in subsequent periods.

5.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition and liquidation phase of its life cycle. We have sold six assets, including the recent sale of the three Stockbridge Village properties, and the Holcomb Bridge Property, which was sold after the close of the quarter. Our focus on the remaining assets involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Two recent sale transactions were highlights for the Partnership. The three Stockbridge Village properties were sold on April 29, 2004, and the Holcomb Bridge Property was sold on July 1, 2004. These sales capitalized on the current strong investor demand for retail shopping centers in the market. We have secured 100% occupancy at the Marathon Building through two long-term leases, placing this asset in a stable condition. We made our first distribution of net sale proceeds in January 2004 to limited partners, totaling approximately $5,231,000. We also have announced the next net sale proceeds distribution to limited partners, scheduled for the fourth quarter 2004, totaling approximately $4,596,520, from the sales of the Hartford Building, Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion properties.

The second quarter 2004 operating distributions to the Class A unit holders were 2.5%, a decline from the 5.0% rate the prior quarter, as a result of the free rent periods at the Marathon Building and the decreased revenues resulting from the sales of the Stockbridge Village properties. The General Partners anticipate that operating distributions will remain at a similar level in the near term, particularly given the near-term free rent periods at the Marathon Building. As 2004 progresses, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $16.2 million, as compared to approximately $22.9 million originally invested, or approximately 71% of the dollars invested since inception. No operating distributions have been made to investors holding Class B units or to the General Partners, in line with the partnership agreement.

Property Summary

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $1,804,000 in net sales proceeds has been allocated to the Partnership. The General Partners are reviewing potential capital costs for the Partnership to determine if all, or a portion, of these net sales proceeds can be distributed in 2005.

•	The BellSouth Building in Jacksonville, Florida is currently 100% leased. Leases for both tenants of the building expire in 2006.

•	The Cherokee Commons property was sold in 2001 and approximately $886,000 of the net sales proceeds was allocated to the Partnership. The net sales proceeds were distributed to the limited partners in January 2004.

•	The Hartford Building was sold in 2003, delivering allocated net sales proceeds to the Partnership of approximately $4,366,000. Approximately $19,000 has been used to fund the Partnership’s pro rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building. Approximately $4,345,000 of the net sales proceeds was distributed to limited partners in January 2004. The remaining net sales proceeds of approximately $2,400 are planned to be distributed in the fourth quarter 2004.

•	The Marathon Building is 100% leased, with a new seven-year lease to Marathon for approximately 44,000 square feet, and a 10-year lease to Virchow Krause for approximately 27,000 square feet. Each of these leases included a free rent period, which extends through July 2004 and December 2004, respectively. The Marathon Building is expected to begin providing positive cash flow later this year once the Marathon free rent period has expired.

•	Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion were sold on April 29, 2004, and approximate net sales proceeds of $1,450,000, $1,304,000, and $1,840,000, respectively, have been allocated to the Partnership from these sales. The General Partners have reviewed the capital costs anticipated for the Partnership and determined that these net sales proceeds can be distributed, which is scheduled for the fourth quarter 2004.

•	The Tanglewood Commons shopping center continues to be well-occupied at approximately 99%. The Partnership sold a land outparcel at Tanglewood Commons in 2002, resulting in an allocation of net sales proceeds of approximately $180,000 to the Partnership. These net sales proceeds have been used to fund the Partnership’s pro rata share of operating costs and re-leasing costs at the Marathon Building.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we move further into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase and sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds are generally encountering lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $1,270,021 and $312,851 for the three months ended June 30, 2004 and 2003, respectively, and $1,498,807 and $597,855 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily a result of (i) the gain recognized on the sale of Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion in the second quarter of 2004, and (ii) an increase in occupancy of the Holcomb Bridge Property beginning in the second half of 2003, partially offset by (iii) reduced income resulting from the sale of the Hartford Building in the third quarter of 2003, (iv) lower income from the Marathon Building resulting from lower rental rates on the new leases which were effective January 2004, (v) increased legal costs associated with the negotiation of new leases for the Marathon Building, and (vi) increased depreciation expense as a result of placing tenant improvements into service at the Marathon Building during in the first quarter of 2004.

Expenses of the Partnership

Total expenses of the Partnership were $63,422 and $33,011 for the three months ended June 30, 2004 and 2003, respectively. Total expenses of the Partnership were $94,824 and $56,962 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $698,000, as compared to approximately $801,000 for the six months ended June 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were used to pay operating distributions to limited partners and invest in the Joint Ventures in order to fund the Partnership’s pro rata portion of capital expenditures for the Marathon Building. In addition, approximately $200,000 of net proceeds generated from previous property sales were also invested in the Joint Ventures during 2004 in order to provide funding for capital expenditures for the Marathon Building. Further, we distributed net proceeds from previous property sales of approximately $5,231,000 to the limited partners in January 2004.

Operating distributions from the Joint Ventures have declined as a result of (i) the Partnership absorbing its pro-rata portion of rent abatements at the Marathon Building through the end of 2004, and (ii) the sales of properties in previous periods and are expected to continue to decline as we sell additional properties in subsequent periods. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $130,000 as of June 30, 2004. During the remainder of 2004, the General Partners does not anticipate significant funding needs for the Partnership.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through the Joint Ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership%	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Cherokee Commons (sold 2001)	$8,414,089	10.5%	$886,212	$212	Fund operating expenses (2004)	$886,000	$0
Tanglewood Commons Outparcel (sold 2002)	524,398	34.3%	179,606	179,606	Re-leasing the Marathon Building (2004)	0	0
Hartford Building (sold 2003)	8,146,900	53.6%	4,366,494	19,116	Re-leasing the Marathon Building (2004)	4,345,000	2,378
Stockbridge Village II (sold 2004)	2,705,451	53.6%	1,450,040	0	—	0	1,450,040
Stockbridge Village III (sold 2004)	2,909,853	44.8%	1,303,606	0	—	0	1,303,606
Stockbridge Village I Expansion (sold 2004)	4,108,277	44.8%	1,840,496	0	—	0	1,840,496

Total			$10,026,454	$198,934		$5,231,000	$4,596,520

The General Partners anticipate distributing the approximate $4,596,520 of net sale proceeds being held in reserve as of June 30, 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital the general partner of Wells Partners, and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset rental rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

(h)	Subsequent Event

On July 1, 2004, two Wells-affiliated Joint Ventures, including Fund II-III-VI-VII Associates, sold two real properties, including the Holcomb Bridge Property, to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $1,804,000, recognized an immediate gain of approximately $489,000, and recorded a deferred gain of approximately $42,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gain on the sale of the Holcomb Bridge Property may be adjusted as additional information becomes available in subsequent periods.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the second quarter of 2004:

(i)	On May 10, 2004, the Partnership filed a Current Report on Form 8-K dated April 29, 2004, reporting the sale of Stockbridge Village II, Stockbridge Village III and Stockbridge Village I Expansion; and

(ii)	On June 24, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated April 29, 2004, providing the required financial statements relating to the sale of Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

August 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending June 30, 2004, Commission File No. 0-18407, and hereby incorporated by this reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002