Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND VI L P
filed 2005-05-13
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VI, L.P.

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investments in joint ventures	$3,926,762	$8,111,294
Cash and cash equivalents	6,082,778	1,873,477
Due from joint ventures	128,626	204,966
Due from affiliate	0	61

Total assets	$10,138,166	$10,189,798

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$48,996	$46,981
Partnership distributions payable	105,551	121,157
Due to affiliates	7,202	3,683

Total liabilities	161,749	171,821

PARTNERS’ CAPITAL:
Limited partners
Class A—2,308,758 and 2,307,758 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	8,847,921	8,839,140
Class B—191,242 and 192,242 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	1,128,496	1,178,837
General partners	0	0

Total partners’ capital	9,976,417	10,017,977

Total liabilities and partners’ capital	$10,138,166	$10,189,798

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$87,292	$228,786

EXPENSES:
Partnership administration	29,027	21,044
Legal and accounting	12,225	9,975
Other general and administrative	359	383

Total expenses	41,611	31,402

INTEREST AND OTHER INCOME	18,310	11,342

NET INCOME	$63,991	$208,726

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$108,199	$303,694

CLASS B	$(44,208)	$(94,968)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.05	$0.13

CLASS B	$(0.23)	$(0.46)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,308,758	2,293,127

CLASS B	191,242	206,873

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2003	2,292,427	$16,337,490	207,573	$542,233	$0	$16,879,723

Class B conversion elections	15,331	61,181	(15,331)	(61,181)	0	0
Net income (loss)	0	2,052,224	0	1,511,144	0	3,563,368
Distributions of net sale proceeds ($3.92 and $4.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(9,014,160)	0	(813,359)	0	(9,827,519)
Distributions of operating cash flows ($0.26 per weighted-average Class A Unit)	0	(597,595)	0	0	0	(597,595)

BALANCE, December 31, 2004	2,307,758	8,839,140	192,242	1,178,837	0	10,017,977

Class B conversion elections	1,000	6,133	(1,000)	(6,133)	0	0
Net income (loss)	0	108,199	0	(44,208)	0	63,991
Distributions of operating cash flows ($0.05 per weighted-average Class A Unit)	0	(105,551)	0	0	0	(105,551)

BALANCE, March 31, 2005	2,308,758	$8,847,921	191,242	$1,128,496	$0	$9,976,417

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,991	$208,726
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(87,292)	(228,786)
Operating distributions received from joint ventures	204,715	480,838
Changes in operating assets and liabilities:
Due from affiliate	61	0
Due to affiliates	3,519	0
Accounts payable and accrued expenses	2,015	(2,171)

Total adjustments	123,018	249,881

Net cash flows provided by operating activities	187,009	458,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(9,153)	(278,170)
Net sale proceeds received from joint ventures	4,152,602	0

Net cash flows provided by (used in) investing activities	4,143,449	(278,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(5,231,000)
Operating distributions paid to limited partners	(121,157)	(372,518)

Net cash flows used in investing activities	(121,157)	(5,603,518)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,209,301	(5,423,081)

CASH AND CASH EQUIVALENTS, beginning of period	1,873,477	5,462,957

CASH AND CASH EQUIVALENTS, end of period	$6,082,778	$39,876

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$105,551	$226,815

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income producing properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time every five years and may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the period presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates • (“Fund II-III Associates”)(1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II(3) Two retail buildings located in Stockbridge, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Marathon Building(4) A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Stockbridge Village I Expansion(3) A retail shopping center expansion located in Stockbridge, Georgia 5. Stockbridge Village III(3) Two retail buildings located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	6. BellSouth Building A four-story office building located in Jacksonville, Florida 7. Tanglewood Commons(5) A retail center located in Clemmons, North Carolina

(1)	Fund II-III Associates is a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund III, L.P.
(2)	This property was sold in July 2004.
(3)	These properties were sold in April 2004.
(4)	This property was sold in December 2004.
(5)	An outparcel of this property was sold in October 2002 and the shopping center was sold in April 2005.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four affiliated joint ventures, including Fund V-VI Associates and Fund VI-VII Associates, sold five real properties, including Stockbridge Village II, Stockbridge Village III, and Stockbridge Village I Expansion, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership was allocated a gain of approximately $180,000 and received net sale proceeds of approximately $1,500,000. As a result of the sale of Stockbridge Village III, the Partnership received net sale proceeds of approximately $1,300,000 and was allocated a gain of approximately $192,000. As a result of the sale of Stockbridge Village I Expansion, the Partnership received net sale proceeds of approximately $1,800,000 and was allocated a gain of approximately $766,000.

On July 1, 2004, two Wells-affiliated joint ventures, including Fund II-III-VI-VII Associates, sold two properties, including the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $1,802,000 and was allocated a gain of approximately $529,000, of which approximately $42,000 was deferred. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of March 31, 2005, the Partnership has recognized approximately $5,100 of this deferred gain through equity in income of Joint Ventures.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership was allocated a gain of approximately $1,400,000 and received net sale proceeds of approximately $4,200,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $12,572 and $29,839, for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,319 and $17,698 for the three months ended March 31, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $61 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,683 are included in due to affiliates in the accompanying balance sheet. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $7,202 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENTS IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Ventures for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$1,212	$0	$(901)	$94,378	$311	$94,378
Fund V-VI Associates	0	0	(4,543)	(9,084)	0	58,633	(4,543)	49,549
Fund V-VI-VII Associates	0	0	(9,010)	(6,248)	(3,307)	80,187	(12,317)	73,939
Fund VI-VII Associates	0	0	(13,141)	(6,704)	0	156,971	(13,141)	150,267
Fund VI-VII-VIII Associates	461,266	458,949	145,536	109,190	148,431	122,345	293,967	231,535

	$461,266	$458,949	$120,054	$87,154	$144,223	$512,514	$264,277	$599,668

5.	SUBSEQUENT EVENT

On April 21, 2005, Fund VI-VII-VIII Associates sold Tanglewood Commons, a retail center containing approximately 67,320 rentable square feet located on approximately ten acres of land including available space for expansion and approximately one acre of land known as Outparcel 4, in Clemmons, North Carolina to Tanglewood Investors, LLC, an unaffiliated third party, for a gross sales price of $11,500,000, less closing costs. The sale excludes two outparcels of land, approximately two acres of which Fund VI-VII-VIII Associates will retain ownership. As a result of the sale, the Partnership received net sale proceeds of approximately $3,849,000 and was allocated a gain of approximately $1,858,000. The gain recognized from the sale of Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold eight assets with the sale of Tanglewood Commons after the close of the quarter. Our focus on the remaining assets involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The sale of the Tanglewood shopping center was a great start for 2005. The sale price of $11,500,000 was well above the original purchase price for this asset. We also announced the next net sale proceeds distribution to limited partners, scheduled for the second quarter 2005, totaling approximately $5,600,000 from the sales of the Holcomb Bridge Property and the Marathon Building. After the close of the quarter, BellSouth Advertising & Publishing Corporation (“BellSouth”) signed a lease extension at the BellSouth Building. The lease term has been extended an additional three years, however under terms of the amendment, BellSouth will reduce their leased square footage by approximately 12,000 square feet beginning in May 2006.

The annualized first quarter 2005 operating distributions to the limited partners holding Class A Units were 3.0%, consistent with the prior quarter. The distribution rate has remained low as a result of decreased cash flows resulting from the sales of Stockbridge Village II, Stockbridge Village I Expansion, Stockbridge Village III, the Holcomb Bridge Property, and the Marathon Building. The General Partners anticipate that operating distributions will remain low or be reserved in the near term, particularly given the sale of Tanglewood Commons after the close of the quarter which will leave only one property remaining.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Cherokee Commons property was sold in 2001, and the Partnership received net sale proceeds of approximately $886,000. The net sale proceeds were distributed to the limited partners in January 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004, and the Partnership received net sale proceeds of approximately $1,802,000. These proceeds are currently scheduled to be distributed to the limited partners in the second quarter 2005.

•	Stockbridge Village II, Stockbridge Village I Expansion, and Stockbridge Village III were sold on April 29, 2004, and the Partnership received net sale proceeds of approximately $1,450,000, $1,304,000, and $1,840,000, respectively, from these sales. These proceeds were distributed to the limited partners in November 2004.

•	The Hartford Building was sold in 2003, and the Partnership received net sale proceeds of approximately $4,366,000. Approximately $19,000 was used to fund the Partnership’s pro-rata share of operating expenses, re-leasing costs, and capital expenditures at the Marathon Building. Approximately $4,345,000 of the net sale proceeds were distributed to limited partners in January 2004, and the remaining proceeds of approximately $2,400 were distributed in November 2004.

•	The Marathon Building was sold in December 2004, following the re-stabilization of the asset with two long-term leases. The Partnership received net sale proceeds of approximately $4,153,000 in January 2005, and approximately $3,798,000 is currently scheduled to be distributed to the limited partners in the second quarter 2005. The remaining proceeds are being reserved to fund potential capital expenditures at the remaining assets in the Partnership.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. After the close of the quarter, BellSouth, the majority tenant, signed a lease extension through April 2009. As a result of the lease extension, BellSouth will reduce their leased square footage by approximately 12,000 square feet in May 2006. American Express leases the remainder of the building and their lease expires in April 2006.

•	The Tanglewood Commons shopping center was sold on April 21, 2005, and the Partnership received net sale proceeds of approximately $3,800,000. The Partnership had previously sold a land outparcel at Tanglewood Commons in 2002, and received net sale proceeds of approximately $180,000 to the Partnership. These net sale proceeds were used to fund the Partnership’s pro-rata share of operating costs and re-leasing costs at the Marathon Building. Fund VI-VII-VIII Associates retains an ownership interest in two remaining outparcels, which will be marketed for sale now that the Tanglewood Commons shopping center has been sold. The General Partners will evaluate the capital needs of the Partnership to determine if all, or a portion of, the net sale proceeds from the sale of Tanglewood Commons shopping center can be distributed in 2005.

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining property is positioned for sale, our attention will shift to locating a suitable buyer and negotiating a purchase and sale contract that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $87,292 and $228,786 for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease is primarily a result of (i) foregone operating income due to the sales of Stockbridge Village II, Stockbridge Village I Expansion, and Stockbridge Village III in April 2004, the Holcomb Bridge Property in July 2004, and the Marathon Building in December 2004, partially offset by (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all buildings owned through the Joint Ventures effective July 1, 2004.

We expect equity in income of Joint Ventures to increase for the second quarter of 2005 as a result of recognizing the Partnership’s pro rata allocation of the gain on sale of Tanglewood Commons in April 2005, and decline going forward as a result of foregone operating income from Tanglewood Commons.

Expenses of the Partnership

Our total expenses were $41,611 and $31,402 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to increases in administrative salaries, legal fees, and postage and delivery, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $187,000, as compared to approximately $459,000 for the three months ended March 31, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined as a result of (i) the sales of properties in previous periods and (ii) funding building improvements at the BellSouth Building. Future operating distributions from the Joint Ventures are also expected to decline since we have sold the Tanglewood Commons shopping center and have one remaining property. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the three months ended March 31, 2005, we received net proceeds from the sale of the Marathon Building of approximately $4,153,000.

We believe that cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $162,000 as of March 31, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Future cash flows from operating activities will be primarily affected by distribution received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

As of March 31, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$886,212	$212	• Partnership operating expenses (2004)	$886,000	$0
Tanglewood Commons Outparcel (sold in 2002)	524,398	34.3%	179,606	179,606	• Re-leasing the Marathon Building (2004) • Partnership operating expenses (2004)	0	0
Hartford Building (sold in 2003)	8,146,900	53.6%	4,366,494	19,116	• Re-leasing the Marathon Building (2004)	4,347,378	0
Stockbridge Village II (sold in 2004)	2,705,451	53.6%	1,450,040	0	—	1,450,040	0
Stockbridge Village III (sold in 2004)	2,909,853	44.8%	1,303,606	0		1,303,606	0
Stockbridge Village I Expansion (sold in 2004)	4,108,277	44.8%	1,840,496	0	—	1,840,496	0
Holcomb Bridge Property (sold in 2004)	6,889,379	26.2%	1,801,573	0	—	0	1,801,573
Marathon Building (sold in 2004)	9,927,330	41.8%	4,152,602	0	—	0	4,152,602

Total			$15,980,629	$198,934		$9,827,520	$5,954,175

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined to hold reserves of net sale proceeds of approximately $354,000 as of March 31, 2005. Our General Partners anticipate distributing residual net sale proceeds of approximately $5,600,000 in the second quarter of

2005 as further described below. Net sale proceeds generated from the April 21, 2005 sale of the Tanglewood Commons shopping center of approximately $3,849,000 attributable to the Partnership were held at Fund VI-VII-VIII Associates and transferred to the Partnership in April 2005.

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

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”)(Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On April 21, 2005, Fund VI-VII-VIII Associates sold Tanglewood Commons, a retail center containing approximately 67,320 rentable square feet located on approximately ten acres of land including available space for expansion and approximately one acre of land known as Outparcel 4, in Clemmons, North Carolina to Tanglewood Investors, LLC, an unaffiliated third party, for a gross sales price of $11,500,000, less closing costs. The sale excludes two outparcels of land, approximately two acres of which Fund VI-VII-VIII Associates will retain ownership. As a result of the sale, the Partnership received net sale proceeds of approximately $3,849,000 and was allocated a gain of approximately $1,858,000. The gain recognized from the sale of Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principle Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Tanglewood Commons

10.2	First Amendment to Purchase and Sale Agreement for Tanglewood Commons

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002