Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND VI L P
filed 2005-11-14
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VI, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$2,099,504	$8,111,294
Cash and cash equivalents	4,154,229	1,873,477
Due from joint ventures	82,329	204,966
Due from affiliate	0	61

Total assets	$6,336,062	$10,189,798

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$24,459	$46,981
Partnership distributions payable	0	121,157
Due to affiliates	6,077	3,683

Total liabilities	30,536	171,821

PARTNERS’ CAPITAL:
Limited partners
Class A—2,310,358 and 2,307,758 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	4,274,672	8,839,140
Class B—189,642 and 192,242 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	2,030,854	1,178,837
General partners	0	0

Total partners’ capital	6,305,526	10,017,977

Total liabilities and partners’ capital	$6,336,062	$10,189,798

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$60,529	$630,395	$2,054,915	$2,129,202

EXPENSES:
Partnership administration	34,318	35,023	103,253	108,834
Legal and accounting	23,758	15,131	48,968	36,143

Total expenses	58,076	50,154	152,221	144,977

INTEREST AND OTHER INCOME	35,860	10,746	90,407	22,572

NET INCOME	$38,313	$590,987	$1,993,101	$2,006,797

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$70,686	$267,736	$697,130	$1,232,738

CLASS B	$(32,373)	$323,251	$1,295,971	$774,059

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.03	$0.12	$0.30	$0.54

CLASS B	$(0.17)	$1.57	$6.81	$3.75

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,310,358	2,294,727	2,309,825	2,293,694

CLASS B	189,642	205,273	190,175	206,306

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2003	2,292,427	$16,337,490	207,573	$542,233	$0	$16,879,723

Class B conversion elections	15,331	61,181	(15,331)	(61,181)	0	0
Net income	0	2,052,224	0	1,511,144	0	3,563,368
Distributions of net sale proceeds ($3.92 and $4.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(9,014,160)	0	(813,359)	0	(9,827,519)
Distributions of operating cash flows ($0.26 per weighted-average Class A Unit)	0	(597,595)	0	0	0	(597,595)

BALANCE, December 31, 2004	2,307,758	8,839,140	192,242	1,178,837	0	10,017,977

Class B conversion elections	2,600	15,573	(2,600)	(15,573)	0	0
Net income	0	697,130	0	1,295,971	0	1,993,101
Distributions of net sale proceeds ($2.24 and $2.24 per weighted-average Class A Unit and Class B Unit, respectively)	0	(5,171,619)	0	(428,381)	0	(5,600,000)
Distributions of operating cash flows ($0.05 per weighted-average Class A Unit)	0	(105,552)	0	0	0	(105,552)

BALANCE, September 30, 2005	2,310,358	$4,274,672	189,642	$2,030,854	$0	$6,305,526

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,993,101	$2,006,797
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,054,915)	(2,129,202)
Operating changes in assets and liabilities:
Decrease in due from affiliate	61	0
Increase in due to affiliates	2,394	0
(Decrease) increase in accounts payable and accrued expenses	(22,522)	10,096

Total adjustments	(2,074,982)	(2,119,106)
Operating distributions received from joint ventures	197,432	955,448

Net cash flows provided by operating activities	115,551	843,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(9,153)	(322,970)
Net sale proceeds received from joint ventures	8,001,063	6,395,714

Net cash flows provided by investing activities	7,991,910	6,072,744

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(5,600,000)	(5,231,000)
Operating distributions paid to limited partners	(226,709)	(712,748)

Net cash flows used in investing activities	(5,826,709)	(5,943,748)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,280,752	972,135

CASH AND CASH EQUIVALENTS, beginning of period	1,873,477	5,462,957

CASH AND CASH EQUIVALENTS, end of period	$4,154,229	$6,435,092

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in partnership distributions payable	$0	$136,209

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the period presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”)(1) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II(3) Two retail buildings located in Stockbridge, Georgia
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Marathon Building(4) A three-story office building located in Appleton, Wisconsin
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Stockbridge Village I Expansion(3) A retail shopping center expansion located in Stockbridge, Georgia 5. Stockbridge Village III(3) Two retail buildings located in Stockbridge, Georgia

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	6. BellSouth Building A four-story office building located in Jacksonville, Florida 7. Tanglewood Commons(5) A retail center in Clemmons, North Carolina, and four outparcels of land

(1)	Fund II-III Associates is a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund III, L.P.
(2)	This property was sold in July 2004.
(3)	These properties were sold in April 2004.
(4)	This property was sold in December 2004.
(5)	The shopping center and one outparcel of land were sold in April 2005; one outparcel of land was sold in October 2002; and two outparcels of land remain unsold as of September 30, 2005.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four affiliated joint ventures, including Fund V-VI Associates and Fund VI-VII Associates, sold five real properties, including Stockbridge Village II, Stockbridge Village I Expansion, and Stockbridge Village III, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership received net sale proceeds of approximately $1,450,000 and was allocated a gain of approximately $180,000. As a result of the sale of Stockbridge Village I Expansion, the Partnership received net sale proceeds of approximately $1,840,000 and was allocated a gain of approximately $766,000. As a result of the sale of Stockbridge Village III, the Partnership received net sale proceeds of approximately $1,304,000 and was allocated a gain of approximately $192,000.

On July 1, 2004, two Wells-affiliated joint ventures, including Fund II-III-VI-VII Associates, sold two properties, including the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $1,802,000 and was allocated a gain of approximately $516,000.

On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sales price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,153,000 and was allocated a gain of approximately $1,395,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total distributions paid by the Partnership for such year.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Class B Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners, on a per-unit basis, until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until the limited partners have received an amount equal to the net cash from operations received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners, on a per-unit basis, until the limited partners have received a cumulative 10% per annum return on their respective adjusted capital contributions, as defined;

•	To limited partners holding Class B Units on a per-unit basis, until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management Company, Inc. and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $3,573 and $14,445, for the three months ended September 30, 2005 and 2004, respectively, and $24,122 and $65,251 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $20,283 and $26,434 for the three months ended September 30, 2005 and 2004, respectively, and $65,351 and $75,450 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $6,077 and $3,622, respectively, are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(1,720)	$(10,708)	$3,668	$1,861,538	(2)	$1,948	$1,850,830
Fund V-VI Associates	0	0	(1,602)	(9,417)	605	(70)		(997)	(9,487)
Fund V-VI-VII Associates	0	0	(2,722)	(4,754)	0	129,208		(2,722)	124,454	(1)
Fund VI-VII Associates	0	0	(83)	(19,628)	5,000	1,915		4,917	(17,713)
Fund VI-VII-VIII Associates	461,605	460,132	174,796	158,362	(1,104)	155,106		173,692	313,468	(1)

	$461,605	$460,132	$168,669	$113,855	$8,169	$2,147,697		$176,838	$2,261,552

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(9,928)	$(18,865)	$93,697	$2,077,417	(2)	$83,769	$2,058,552
Fund V-VI Associates	0	0	(8,311)	(29,064)	(5,989)	409,942	(3)	(14,300)	380,878
Fund V-VI-VII Associates	0	0	(13,994)	(13,293)	(3,430)	293,470		(17,424)	280,177	(1)
Fund VI-VII Associates	0	0	(16,303)	(57,306)	1,172	2,307,196	(4)	(15,131)	2,249,890
Fund VI-VII-VIII Associates	1,313,357	1,387,278	409,150	359,828	5,590,041 (5)	403,987		5,999,191	763,815	(1)

	$1,313,357	$1,387,278	$360,614	$241,300	$5,675,491	$5,492,012		$6,036,105	$5,733,312

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $42,330 and $43,765 for Fund V-VI-VII Associates, and Fund VI-VII-VIII Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $1,869,000 recognized on the sale of the Holcomb Bridge Property, of which approximately $489,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(3)	Includes a gain of approximately $335,000 recognized on the sale of Stockbridge Village II, of which approximately $180,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(4)	Includes a gain of approximately $2,138,000 recognized on the sales of Stockbridge Village I Expansion and Stockbridge Village III, of which approximately $958,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(5)	Includes a gain of approximately $5,423,000 recognized on the sale of the shopping center at Tanglewood Commons, of which approximately $1,857,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

5.	SUBSEQUENT EVENT

The sales of the Marathon Building and the Tanglewood Commons shopping center generated total net sale proceeds to the Partnership of approximately $8,001,000, of which approximately $127,000 has been invested in the Joint Ventures and approximately $3,798,000 has been distributed to the limited partners through September 30, 2005. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $376,000 will be required to fund the Partnership’s share of re-leasing costs for the BellSouth Building. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $3,700,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

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

Portfolio Overview

We moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We have now sold eight assets with the closing of the Tanglewood Commons shopping center and one outparcel of land in the second quarter 2005. Our focus on the remaining asset involves re-leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

Our portfolio benefited from a number of positive events in 2005, including the sale of the Tanglewood Commons shopping center for a gross price of $11,500,000, which is in excess of the original purchase price paid for this asset, executing a three-year lease extension of the BellSouth Advertising and Publishing Corporation (“BellSouth”) lease, and executing an approximate ten-year lease extension of the American Express Travel Related Services Company, Inc. (“American Express”) lease. We completed a distribution of net sale proceeds totaling approximately $5,600,000 to limited partners in May 2005. Lastly, we distributed net sale proceeds to limited partners of approximately $3,700,000 from the sales of the Marathon Building and the Tanglewood Commons shopping center on November 1, 2005.

With only one property remaining in the portfolio, the General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of Tanglewood Commons shopping center. We anticipate that operating distributions will be reserved in the near term, given that there is only one asset remaining.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Cherokee Commons property was sold on October 1, 2001.

•	The Hartford property was sold on August 12, 2003.

•	The Stockbridge Village II, III, and I Expansion properties were sold on April 29, 2004.

•	The 880 Holcomb Bridge Road property was sold on July 1, 2004.

•	The Marathon property was sold on December 29, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed a three-year lease extension with BellSouth through April 2009 and an approximate ten-year lease extension with American Express through February 2016. As part of this negotiation, BellSouth released approximately 12,000 square feet of space to American Express effective November 1, 2005.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $19,829,000 in net sale proceeds allocated to the Partnership, of which approximately $326,000 has been invested in the Joint Ventures to fund re-leasing costs at the Marathon Building and operating costs at JV VI-VII-VIII Associates, approximately $15,428,000 has previously been distributed to the limited partners, approximately $376,000 is currently being reserved to fund the Partnership’s pro-rata share of re-leasing costs at the BellSouth Building, and approximately $3,700,000 was distributed to the limited partners in November 2005.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $60,529 and $630,395 for the three months ended September 30, 2005 and 2004, respectively, and $2,054,915 and $2,129,202 for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to forgone operating income due to the sales of Stockbridge Village II, Stockbridge Village I Expansion, and Stockbridge Village III in April 2004, the Holcomb Bridge Property in July 2004, the Marathon Building in December 2004, and the Tanglewood Commons shopping center in April 2005.

The decrease for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily attributable to the decrease in equity in income of Joint Ventures for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, as explained above, partially offset by the gain recognized on the sale of the shopping center at Tanglewood Commons in 2005.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the shopping center at Tanglewood Commons.

Expenses of the Partnership

Our total expenses were $58,076 and $50,154 for the three months ended September 30, 2005 and 2004, respectively, and $152,221 and $144,977 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increase as compared to 2004, is primarily attributable to increases in legal costs and accounting fees which resulted from increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $116,000, as compared to approximately $843,000 for the nine months ended September 30, 2004. The 2005 decrease is primarily attributable to a decrease in operating distributions received from the Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined in 2005 primarily due to (i) forgone cash flows resulting from sales of properties in the current and previous periods and (ii) funding building improvements for the BellSouth Building. Future operating distributions from the Joint Ventures are also expected to decline as a result of selling the Tanglewood Commons shopping center in April 2005 and funding re-leasing costs for the BellSouth Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for the remaining property owned.

We believe that cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $31,000, as of September 30, 2005. We expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses; however, we may use net sale proceeds to fund large capital expenditures as necessary.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from Fund VI-VII-VIII Associates and net proceeds generated from the strategic sale of the remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund VI-VII-VIII Associates. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from Fund VI-VII-VIII Associates, which are dependent upon net operating income generated by the remaining property, less reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying the remaining property for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

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

As of September 30, 2005, we had received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$886,212	$212	• Partnership operating expenses (2004)	$886,000	$0
Tanglewood Commons Outparcel (sold in 2002)	524,398	34.3%	179,606	179,606	• Re-leasing the Marathon Building (2004) • Partnership operating expenses (2004)	0	0
Hartford Building (sold in 2003)	8,146,900	53.6%	4,366,494	19,116	• Re-leasing the Marathon Building (2004)	4,347,378	0
Stockbridge Village II (sold in 2004)	2,705,451	53.6%	1,450,040	0	—	1,450,040	0
Stockbridge Village III (sold in 2004)	2,909,853	44.8%	1,303,606	0	—	1,303,606	0
Stockbridge Village I Expansion (sold in 2004)	4,108,277	44.8%	1,840,496	0	—	1,840,496	0
Holcomb Bridge Property (sold in 2004)	6,889,379	26.2%	1,801,573	0	—	1,801,573	0
Marathon Building (sold in 2004)	9,927,330	41.8%	4,152,602	0	—	3,798,426	354,176
Tanglewood Commons (sold in 2005)	11,236,283	34.3%	3,848,461	126,726	• Partnership operating expenses (2005)	0	3,721,735

Total			$19,829,090	$325,660		$15,427,519	$4,075,911

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $376,000 will be required to fund the Partnership’s share of re-leasing costs for the BellSouth Building. Accordingly, in November 2005, the remaining net sale proceeds of approximately $354,000 from the sale of the Marathon Building and approximately $3,346,000 from the sale of the Tanglewood Commons shopping center were distributed to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

10.1	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002