Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND VI L P
filed 2006-05-12
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VI, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VI, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
Investment in joint ventures	$2,118,236	$2,081,633
Cash and cash equivalents	639,384	622,252
Due from joint ventures	5,687	40,163
Other assets	2,062	566

Total assets	$2,765,369	$2,744,614

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$68,657	$63,530
Due to affiliates	5,444	7,799

Total liabilities	74,101	71,329

Partners’ capital:
Limited partners
Class A – 2,310,358 units issued and outstanding	2,039,505	1,988,878
Class B – 189,642 units issued and outstanding	651,583	684,407
General partners	180	0

Total partners’ capital	2,691,268	2,673,285

Total liabilities and partners’ capital	$2,765,369	$2,744,614

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005

EQUITY IN INCOME OF JOINT VENTURES	$60,118	$87,292

EXPENSES:
Partnership administration	30,764	29,386
Legal and accounting	18,095	12,225

Total expenses	48,859	41,611

INTEREST AND OTHER INCOME	6,724	18,310

NET INCOME	$17,983	$63,991

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$50,627	$108,199

CLASS B LIMITED PARTNERS	$(32,824)	$(44,208)

GENERAL PARTNERS	$180	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.02	$0.05

CLASS B	$(0.17)	$(0.23)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,310,358	2,308,758

CLASS B	189,642	191,242

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital

BALANCE, DECEMBER 31, 2004	2,307,758	$8,839,140	192,242	$1,178,837	$0	$10,017,977

Class B conversion elections	2,600	15,573	(2,600)	(15,573)	0	0
Net income	0	1,830,666	0	230,194	0	2,060,860
Distributions of operating cash flow ($0.05 per weighted-average Class A Unit)	0	(105,552)	0	0	0	(105,552)
Distributions of net sale proceeds ($3.72 and $3.73 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,590,949)	0	(709,051)	0	(9,300,000)

BALANCE, DECEMBER 31, 2005	2,310,358	1,988,878	189,642	684,407	0	2,673,285

Net income	0	50,627	0	(32,824)	180	17,983

BALANCE, MARCH 31, 2006	2,310,358	$2,039,505	189,642	$651,583	$180	$2,691,268

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,983	$63,991
Operating distributions received from joint ventures	40,164	204,715
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(60,118)	(87,292)
Operating changes in assets and liabilities:
Decrease in due from affiliate	0	61
Increase in other assets	(1,496)	0
Increase in accounts payable and accrued expenses	5,127	2,015
(Decrease) increase in due to affiliates	(2,355)	3,519

Net cash flows (used in) provided by operating activities	(695)	187,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(9,153)
Net sale proceeds received from joint ventures	17,827	4,152,602

Net cash flows provided by investing activities	17,827	4,143,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(121,157)

Net cash used in financing activities	0	(121,157)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,132	4,209,301

CASH AND CASH EQUIVALENTS, beginning of period	622,252	1,873,477

CASH AND CASH EQUIVALENTS, end of period	$639,384	$6,082,778

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$105,551

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the period presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II and Fund III Associates (“Fund II-III Associates”) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	No properties owned during the periods presented.
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina, and four outparcels of land

(1)	One outparcel of land was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; two outparcels of land remain unsold as of March 31, 2006.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net proceeds of approximately $3,848,000 and was allocated a gain of approximately $1,857,000. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of the land condemnation, the Partnership received net proceeds of approximately $18,000 and was allocated a gain of approximately $11,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, in accordance with such rules and regulations, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2006 and December 31, 2005, other assets is comprised of the following items:

	March 31, 2006	December 31, 2005
Interest income receivable	$1,496	$0
Insurance refund receivable	566	566

Total	$2,062	$566

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total distributions paid by the Partnership for such year.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Class B Units.

Distribution of Net Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To all limited partners, on a per-unit basis, until the limited partners have received 100% of their respective adjusted capital contributions, as defined;

•	To limited partners holding units, which at any time have been treated as Class B Units, until the limited partners have received an amount equal to the net cash from operations received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners, on a per-unit basis, until the limited partners have received a cumulative 10% per annum return on their respective adjusted capital contributions, as defined;

•	To limited partners holding Class B Units on a per-unit basis, until such limited partners have received a cumulative 15% per annum return on their respective adjusted capital contributions, as defined;

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Thereafter, 80% to the limited partners and 20% to the General Partners.

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

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(6,042)	$0	$6,353	$0	$311
Fund V-VI Associates	0	0	0	(4,543)	0	0	0	(4,543)
Fund V-VI-VII Associates	0	0	0	(9,010)	0	(3,307)	0	(12,317)
Fund VI-VII Associates	0	0	0	(13,141)	0	0	0	(13,141)
Fund VI-VII-VIII Associates	458,436	461,266	175,426	129,740	98	164,227	175,524	293,967

	$458,436	$461,266	$175,426	$97,004	$98	$167,273	$175,524	$264,277

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	March 31, 2006			March 31, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale		Total
Fund II-III-VI-VII Associates	$0	$0	$0	$(901)	$7,254	(1)	$6,353
Fund V-VI Associates	0	0	0	0	0		0
Fund V-VI-VII Associates	0	0	0	(3,307)	0		(3,307)
Fund VI-VII Associates	0	0	0	0	0		0
Fund VI-VII-VIII Associates	98	0	98	164,227	0		164,227

	$98	$0	$98	$160,019	$7,254		$167,273

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management Company, Inc. and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $4,768 and $12,572, for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $15,112 and $22,319 for the three months ended March 31, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

5.	SUBSEQUENT EVENT

On April 6, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture entered into an agreement to sell the BellSouth Building and a second office property to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed upon credits of $251,000, excluding closing costs (the “Agreement”). As of April 18, 2006, the inspection period has expired, and the earnest money deposit of $1,000,000 has become non-refundable pursuant to the Agreement. The Partnership expects this transaction to close in the second quarter of 2006; however, there are no assurances regarding when or if this sale will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of the Partnership’s life cycle. Of the nine rental properties in which we originally owned interests, we have now sold eight, and the BellSouth Building is currently under contract for sale. There are no assurances that the sale of the BellSouth Building will be completed. The completion of this sale, with what we believe is favorable pricing, would be a desirable outcome following the re-leasing activities undertaken during 2005. The completion of this transaction would result in the only remaining real estate assets in the portfolio being the two Tanglewood Commons land outparcels, which are currently being marketed for sale.

With the last rental property remaining in the portfolio under contract for sale, the General Partners are currently reserving operating cash distributions to limited partners and the remaining net sale proceeds. The General Partners anticipate that operating distributions will be reserved in the near-term, considering the anticipated property sales. Once the details surrounding the potential sale of the BellSouth Building are finalized, the General Partners will evaluate when further distributions of net sale proceeds are appropriate.

Property Summary

Information relating to the properties owned, or previously owned, by joint ventures is provided below:

•	The Cherokee Commons property was sold on October 1, 2001.

•	The Hartford property was sold on August 12, 2003.

•	The Stockbridge Village II, III, and I Expansion properties were sold on April 29, 2004.

•	The 880 Holcomb Bridge Road property was sold on July 1, 2004.

•	The Marathon property was sold on December 29, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The BellSouth Building located in Jacksonville, Florida, is currently 100% leased. We have completed an approximately three-year lease extension with BellSouth Advertising and Publishing Corporation (“BellSouth”), a subsidiary of BellSouth Company through April 2009 and an approximate ten-year lease extension with American Express Travel Related Services Company, Inc. (“American Express”) through February 2016. As part of this negotiation, BellSouth re-leased approximately 12,000 square feet of space to American Express effective November 1, 2005. This property is currently under contract for sale.

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

Short-Term Liquidity

During the three months ended March 31, 2006, we generated net operating cash outflows, including operating distributions received from the Joint Ventures, of approximately $1,000, as compared to net operating cash inflows of approximately $187,000 for the three months ended March 31, 2005. The 2006 decrease is primarily attributable to a decrease in operating distributions received from the Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2006, primarily due to (i) forgone cash flows as a result of the sale of the Tanglewood Commons shopping center and one outparcel of land, and (ii) funding re-leasing costs at the BellSouth Building, should the proposed sale of this property not close. Future operating distributions from the Joint Ventures are expected to be reserved as a result of the anticipated sale of the BellSouth Building. Future operating distributions paid to limited partners are also expected to be reserved as a result of the anticipated sale of the remaining rental property.

We believe that cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $74,000, as of March 31, 2006. We expect to continue to generate cash flows from the anticipated sale of the remaining rental property sufficient to cover our estimated future expenses.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the sale of the remaining rental property.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying the remaining property for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and respective joint venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of March 31, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds as of March 31, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$886,212	$212	• Partnership operating expenses (2004)	$886,000	$0

Tanglewood Commons Outparcel (sold in 2002)	524,398	34.3%	179,606	179,606	• Re-leasing the Marathon Building (2004) • Partnership operating expenses (2004)	0	0

Hartford Building (sold in 2003)	8,146,900	53.6%	4,366,494	19,116	• Re-leasing the Marathon Building (2004)	4,347,378	0

Stockbridge Village II (sold in 2004)	2,705,451	53.6%	1,450,040	0	–	1,450,040	0

Stockbridge Village III (sold in 2004)	2,909,853	44.8%	1,303,606	0	–	1,303,606	0

Stockbridge Village I Expansion (sold in 2004)	4,108,277	44.8%	1,840,496	0	–	1,840,496	0

Holcomb Bridge Property (sold in 2004)	6,889,379	26.2%	1,801,573	0	–	1,801,573	0

Marathon Building (sold in 2004)	9,927,330	41.8%	4,152,602	0	–	4,152,602	0

Tanglewood Commons (sold in 2005)	11,236,283	34.3%	3,848,461	126,726	• Partnership operating expenses (2005)	3,345,824	375,911

Tanglewood Commons land condemnation (sold in 2005)	52,050	34.3%	17,827	0	–	0	17,827

Total			$19,846,917	$325,660		$19,127,519	$393,738

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have estimated that reserves of net sale proceeds of approximately $394,000 will be required to fund our share of re-leasing costs for the BellSouth Building, should the proposed sale of this property not close.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $60,118 and $87,292 for the three months ended March 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily attributable to a decline in operating income resulting from the sale of the Tanglewood Commons shopping center in April 2005. We expect equity in income of Joint Ventures to decrease going forward as a result of a decline in operating income resulting from the anticipated sale of the BellSouth Building.

Expenses

Our total expenses were $48,859 and $41,611 for the three months ended March 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily due to an increase in legal fees and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $6,724 and $18,310 for the three months ended March 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is a result of (i) a decrease in the average amount of net sale proceeds held during 2006 primarily as a result of the distribution of net proceeds in May 2005 and November 2005, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

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

Summary

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership as of March 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006, and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On April 6, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture entered into an agreement to sell the BellSouth Building and a second office property to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed upon credits of $251,000, excluding closing costs (the “Agreement”). As of April 18, 2006, the inspection period has expired, and the earnest money deposit of $1,000,000 has become non-refundable pursuant to the Agreement. The Partnership expects this transaction to close in the second quarter of 2006; however, there are no assurances regarding when or if this sale will be completed.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VI, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending March 31, 2006, Commission File No. 0-20103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002