Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND VI L P
filed 2006-11-13
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VI, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$211,895	$2,081,633
Cash and cash equivalents	4,823,506	622,252
Due from joint ventures	0	40,163
Other assets	20,709	566

Total assets	$5,056,110	$2,744,614

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$20,190	$63,530
Due to affiliates	4,712	7,799

Total liabilities	24,902	71,329

PARTNERS’ CAPITAL:
Limited partners
Class A – 2,310,358 units issued and outstanding	2,813,063	1,988,878
Class B – 189,642 units issued and outstanding	2,217,600	684,407
General partners	545	0

Total partners’ capital	5,031,208	2,673,285

Total liabilities and partners’ capital	$5,056,110	$2,744,614

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(3,525)	$60,529	$2,382,637	$2,054,915

EXPENSES:
Partnership administration	21,322	34,318	78,092	103,253
Legal and accounting	16,453	23,758	45,408	48,968

Total expenses	37,775	58,076	123,500	152,221

INTEREST AND OTHER INCOME	61,865	35,860	98,786	90,407

NET INCOME	$20,565	$38,313	$2,357,923	$1,993,101

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$20,352	$70,686	$824,185	$697,130

CLASS B LIMITED PARTNERS	$8	$(32,373)	$1,533,193	$1,295,971

GENERAL PARTNERS	$205	$0	$545	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.01	$0.03	$0.36	$0.30

CLASS B	$0.00	$(0.17)	$8.08	$6.81

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,310,358	2,310,358	2,310,358	2,309,825

CLASS B	189,642	189,642	189,642	190,175

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2004	2,307,758	$8,839,140	192,242	$1,178,837	$ 0	$10,017,977

Class B conversion elections	2,600	15,573	(2,600)	(15,573)	0	0
Net income	0	1,830,666	0	230,194	0	2,060,860
Distributions of operating cash flow ($0.05 per weighted-average Class A Unit)	0	(105,552)	0	0	0	(105,552)
Distributions of net sale proceeds ($3.72 and $3.73 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,590,949)	0	(709,051)	0	(9,300,000)

BALANCE, December 31, 2005	2,310,358	1,988,878	189,642	684,407	0	2,673,285

Net income	0	824,185	0	1,533,193	545	2,357,923

BALANCE, September 30, 2006	2,310,358	$2,813,063	189,642	$2,217,600	$545	$5,031,208

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,357,923	$1,993,101
Operating distributions received from joint ventures	45,851	197,432
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(2,382,637)	(2,054,915)
Changes in assets and liabilities:
Decrease in due from affiliate	0	61
Increase in other assets	(20,143)	0
Decrease in accounts payable and accrued expenses	(43,340)	(22,522)
(Decrease) increase in due to affiliates	(3,087)	2,394

Net cash flows (used in) provided by operating activities	(45,433)	115,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(171,252)	(9,153)
Net sale proceeds received from joint ventures	4,417,939	8,001,063

Net cash flows provided by investing activities	4,246,687	7,991,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(5,600,000)
Operating distributions paid to limited partners	0	(226,709)

Net cash flows used in financing activities	0	(5,826,709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,201,254	2,280,752

CASH AND CASH EQUIVALENTS, beginning of period	622,252	1,873,477

CASH AND CASH EQUIVALENTS, end of period	$4,823,506	$4,154,229

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

(3)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; two outparcels of land remain unsold as of September 30, 2006.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the

Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Interest income receivable	$20,422	$ 0
Insurance refund receivable	287	566

Total	$20,709	$566

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total distributions paid by the Partnership for such year.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

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

•

To limited partners holding units, which at any time have been treated as Class B Units, until the limited partners have received an amount equal to the net cash from operations previously received by the limited partners holding Class A Units on a per-unit basis;

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

Liquidating Distributions

Liquidating distributions will be made to the limited partners following the sale of substantially all of the real estate assets in which the Partnership owns interests. Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the limited partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on the sale of properties.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (1,720)	$ 0	$ 3,668	$ 0	$ 1,948
Fund V-VI Associates	0	0	0	(1,602)	0	605	0	(997)
Fund V-VI-VII Associates	0	0	0	(2,722)	0	0	0	(2,722)
Fund VI-VII Associates	0	0	0	(83)	0	5,000	0	4,917
Fund VI-VII-VIII Associates	0	0	(13,236)	(11,535)	2,944	185,227	(10,292)	173,692

	$0	$0	$(13,236)	$(17,662)	$2,944	$194,500	$(10,292)	$176,838

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$ 0	$ (9,928)	$ 0	$ 93,697	$ 0	$ 83,769
Fund V-VI Associates	0	0	0	(8,311)	0	(5,989)	0	(14,300)
Fund V-VI-VII Associates	0	0	0	(13,994)	0	(3,430)	0	(17,424)
Fund VI-VII Associates	0	0	0	(16,303)	0	1,172	0	(15,131)
Fund VI-VII-VIII Associates	0	0	(31,364)	(27,810)	6,987,907	6,027,001	6,956,543	5,999,191

	$0	$0	$(31,364)	$(76,346)	$6,987,907	$6,112,451	$6,956,543	$6,036,105

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale		Total
Fund II-III-VI-VII Associates	$ 0	$ 0	$ 0	$ (6,489)	$ 100,186	(1)	$ 93,697
Fund V-VI Associates	0	0	0	(5,989)	0		(5,989)
Fund V-VI-VII Associates	0	0	0	(3,430)	0		(3,430)
Fund VI-VII Associates	0	0	0	1,172	0		1,172
Fund VI-VII-VIII Associates	262,702	6,725,205	6,987,907	604,025	5,422,976		6,027,001

	$262,702	$6,725,205	$6,987,907	$589,289	$5,523,162		$6,112,451

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures is $0 and $3,573 for the three months ended September 30, 2006 and 2005, respectively, and $6,237 and $24,047 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $13,513 and $20,283 for the three months ended September 30, 2006 and 2005, respectively, and $42,519 and $65,351 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

The 2005 sale of the Tanglewood Commons shopping center, the 2005 Tanglewood Commons land condemnation, and the 2006 sale of the BellSouth Building generated aggregate net sale proceeds to the Partnership of approximately $8,266,000, of which approximately $177,000 has been utilized and approximately $3,346,000 has been previously distributed to limited partners through September 30, 2006. In accordance with the terms of the partnership agreement, in November 2006, the General Partners distributed net sale proceeds of approximately $4,300,000 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2006. Upon evaluating the Partnership’s obligations, our General Partners have determined that reserves of net sale proceeds of approximately $444,000 will be required to fund the Partnership’s ongoing operations and eventual liquidation and dissolution costs.

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

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. The only remaining real estate assets owned by the Partnership are two outparcels of land located at Tanglewood Commons.

The General Partners distributed net sale proceeds to limited partners in November 2006 of approximately $4,300,000 from the sale of the Tanglewood Commons shopping center, the Tanglewood Commons land condemnation, and the sale of the BellSouth Building. The remainder of these net sale proceeds and operating cash are being reserved to fund ongoing operations and eventual liquidation and dissolution costs. These expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreement, and other administrative expenses. Due to a reduction in operating cash flow resulting from recent property sales, operating distributions to limited partners will continue to be reserved.

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

Short-Term Liquidity

During the nine months ended September 30, 2006, we used net operating cash flows, which includes operating distributions received from the Joint Ventures, of approximately $45,000, as compared to generating net operating cash inflows of approximately $116,000 for the nine months ended September 30, 2005. The 2006 decrease, as compared to 2005, is primarily attributable to a decrease in operating distributions received from the Joint Ventures, as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions received from the Joint Ventures have declined in 2006, primarily as a result of a decrease in cash flows from the sales of properties in the previous periods. We expect operating distributions from the Joint Ventures to cease, as we sold our last remaining rental property in the second quarter of 2006. Future operating distributions paid to limited partners are expected to be reserved as a result of having sold all of the real estate assets in which we owned interests other than two outparcels of land at Tanglewood Commons.

We believe that cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $25,000, as of September 30, 2006.

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

As of September 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$ 886,212	$212	• Partnership operating expenses (2004)	$ 886,000	$ 0

Tanglewood Commons Outparcel (sold in 2002)	$524,398	34.3%	179,606	179,606	• Re-leasing the Marathon Building (2004) • Partnership operating expenses (2004)	0	0

Hartford Building (sold in 2003)	$8,146,900	53.6%	4,366,494	19,116	• Re-leasing the Marathon Building (2004)	4,347,378	0

Stockbridge Village II (sold in 2004)	$2,705,451	53.6%	1,450,040	0	—	1,450,040	0

Stockbridge Village III (sold in 2004)	$2,909,853	44.8%	1,303,606	0	—	1,303,606	0

Stockbridge Village I Expansion (sold in 2004)	$4,108,277	44.8%	1,840,496	0	—	1,840,496	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	26.2%	1,801,573	0	—	1,801,573	0

Marathon Building (sold in 2004)	$9,927,330	41.8%	4,152,602	0	—	4,152,602	0

Tanglewood Commons (sold in 2005)	$11,236,283	34.3%	3,848,461	176,726	• Partnership operating expenses (2005 and 2006)	3,345,824	325,911

Tanglewood Commons land condemnation (sold in 2005)	$52,050	34.3%	17,827	0	—	0	17,827

BellSouth Building (sold in 2006)	$12,846,928	34.3%	4,400,111	0	—	0	4,400,111

Total			$24,247,028	$375,660		$19,127,519	$4,743,849

Upon evaluating the Partnership’s obligations, our General Partners have determined that reserves of net sale proceeds of approximately $444,000 will be required to fund the Partnership’s ongoing operations and eventual liquidation and dissolution costs. Accordingly, in November 2006, net sale proceeds of approximately $4,300,000 from the sale of the Tanglewood Commons shopping center, the Tanglewood Commons land condemnation, and the sale of the BellSouth Building were distributed to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2006.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(3,525) and $60,529 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily attributable to a decrease in operating income resulting from the sale of the BellSouth Building in the second quarter of 2006.

Equity in income of Joint Ventures was $2,382,637 and $2,054,915 for the nine months ended September 30, 2006 and 2005, respectively. The increase in equity in income of Joint Ventures for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is primarily attributable to (i) the gain recognized on the sale of the BellSouth Building in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, and (iii) a decrease in operating income resulting from the aforementioned sales.

We expect equity in income of Joint Ventures to remain at similar levels going forward until we are able to sell the two remaining outparcels of land at Tanglewood Commons.

Expenses

Our total expenses were $37,775 and $58,076 for the three months ended September 30, 2006 and 2005, respectively, and $123,500 and $152,221 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative expenses and legal fees in future periods resulting from increased legal fees and administrative costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $61,865 and $35,860 for the three months ended September 30, 2006 and 2005, respectively, and $98,786 and $90,407 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases, as compared to 2005, are a result of (i) an increase in the average amount of net sale proceeds held during 2006, primarily as a result of the net sale proceeds received from the sale of the BellSouth Building in May 2006 and (ii) an increase in the daily interest yield.

Future levels of interest income are expected to decrease resulting from the decline in net sale proceeds held following the distribution of net sale proceeds in November 2006.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset in which the Partnership held an interest as of September 30, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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