Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND VI L P
filed 2007-03-28
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VI, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. The limited partners had the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time every five years (“conversion elections”). However, as a result of the impending dissolution of the Partnership, the Partnership stopped accepting conversion elections after June 30, 2006. The limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

With the sale of the remaining Tanglewood Commons land outparcels on January 31, 2007, we have now sold all of the real estate assets in which we owned interests. We are planning to conclude all of the Partnership’s activities and dissolve the Partnership in the second quarter of 2007.

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

We are in the disposition-and-liquidation phase of our life cycle. With the sale of the remaining Tanglewood Commons land outparcels on January 31, 2007, we have now sold all of the real estate assets in which we owned interests. We are planning to conclude all of the Partnership’s activities and dissolve the Partnership in the second quarter of 2007.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages;

(iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

We will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These reimbursements will reduce the amount of cash available for distributions to our limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to establish working capital reserves.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

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

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s property, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s property was sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the resulting value of Partnership’s limited partnership units will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

Increases in our general and administrative expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our general and administrative expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our general and administrative expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

The Partnership owned interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December, 31
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003	2002
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(1)	• Fund II and Fund III Associates (“Fund II-III Associates”)(2) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	23.4% 26.2% 50.4%	1. Holcomb Bridge Property(3) An office/retail center located in Roswell, Georgia	–	–	–	83%	60%
Fund V and Fund VI Associates (“Fund V-VI Associates”)(1)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	46.4% 53.6%	2. Stockbridge Village II(4) Two retail buildings located in Stockbridge, Georgia	–	–	–	100%	93%

			3. Hartford Building(5) A four-story office building located in Hartford, Connecticut	–	–	–	–	100%
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)(1)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	16.5% 41.8% 41.7%	4. Marathon Building(6) A three-story office building located in Appleton, Wisconsin	–	–	–	100%	100%
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)(1)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	44.8% 55.2%	5. Stockbridge Village III(4) Two retail buildings located in Stockbridge, Georgia	–	–	–	94%	84%

			6. Stockbridge Village I Expansion(4) A retail shopping center expansion located in Stockbridge, Georgia	–	–	–	100%	81%
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	34.2% 33.4% 32.4%	7. BellSouth Building(7) A four-story office building located in Jacksonville, Florida	–	100%	100%	100%	100%

			8. Tanglewood Commons(8) A retail center located in Clemmons, North Carolina	–	–	99%	99%	99%

(1)	These joint ventures were liquidated in 2006.

(2)

Fund II-III Associates is a joint venture between Fund II and Fund II-OW and Wells Real Estate Fund III, L.P. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	This property was sold in July 2004.

(4)	These properties were sold in April 2004.

(5)	This property was sold in August 2003.

(6)	This property was sold in December 2004.

(7)	This property was sold in May 2006.

(8)

One outparcel of this property was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and the remaining two outparcels of land were sold in January 2007.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Holcomb Bridge Property

The Holcomb Bridge Property consisted of two buildings leased to multiple tenants containing a total of approximately 49,500 square feet located in Roswell, Georgia. On July 1, 2004, two Wells-affiliated joint ventures, including Fund II-III-VI-VII Associates, sold two properties, including the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $1,802,000, and was allocated a gain of approximately $516,000.

Stockbridge Village II

Stockbridge Village II consisted of an approximate 5,400-square-foot retail building and an approximate 10,400-square-foot retail building located in Stockbridge, Georgia. On April 29, 2004, four affiliated joint ventures, including Fund V-VI Associates, sold five real properties, including Stockbridge Village II, to an unrelated third party for an aggregate gross sales price of $23,750,000. As a result of the sale of Stockbridge Village II, the Partnership received net sale proceeds of approximately $1,450,000, and was allocated a gain of approximately $180,000.

Hartford Building

The Hartford Building is a four-story office building containing approximately 71,000 rentable square feet located in Hartford, Connecticut. On August 12, 2003, Fund V-VI Associates sold the Hartford Building to an unrelated third party for a gross sale price of $8,925,000, less agreed-upon credits of $457,500. As a result of this sale, the Partnership received net sale proceeds of approximately $4,366,000 and was allocated a gain of approximately $1,432,000.

Marathon Building

The Marathon Building is a three-story office building comprised of approximately 76,000 rentable square feet located on approximately 6.2 acres of land in Appleton, Wisconsin. On December 29, 2004, Fund V-VI-VII Associates sold the Marathon Building to an unrelated third party for a gross sale price of $10,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,153,000 in January 2005, and was allocated a gain of approximately $1,395,000.

Stockbridge Village III

Stockbridge Village III consisted of two multi-use buildings. The first building included an approximate 3,200-square-foot restaurant and the second building included an approximate 15,000-square-foot restaurant. On April 29, 2004, four affiliated joint ventures, including Fund VI-VII Associates, sold five real properties, including Stockbridge Village III, to an unrelated third party for an aggregate gross sales price of $23,750,000. As a result of the sale of Stockbridge Village III, the Partnership received net proceeds of approximately $1,304,000 and was allocated a gain of approximately $192,000.

Stockbridge Village I Expansion

Stockbridge Village I Expansion consisted of a multi-tenant shopping center comprised of approximately 29,200 square feet. On April 29, 2004, four affiliated joint ventures, including Fund VI-VII Associates, sold five real properties, including Stockbridge Village I Expansion, to an unrelated third party for an aggregate gross sales price of $23,750,000. As a result of the sale of Stockbridge Village I Expansion, the Partnership received net proceeds of approximately $1,840,000 and was allocated a gain of approximately $766,000.

BellSouth Building

The BellSouth Building is an approximate 92,000-square-foot, four-story office building located in Jacksonville, Florida. The BellSouth Building was leased to BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, and American Express Travel Related Services Company, Inc. through April 2009 and February 2016, respectively. On May 15, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture sold the BellSouth Building and a second office property owned by the other Wells-affiliated joint venture to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed-upon credits of approximately $228,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,400,000 and was allocated a gain of approximately $2,303,000.

Tanglewood Commons

Tanglewood Commons consisted of a strip-mall shopping center containing approximately 67,000 square feet on a 12.48-acre tract of land. Approximately 2.2 acres of the property consisting of four outparcels were graded and held for future development or resale.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sale price of $559,000. As a result of this sale, the Partnership received net proceeds of approximately $180,000 and was allocated a gain of approximately $5,000. On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sale price of $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,848,000 and was allocated a gain of approximately $1,857,000. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of the land condemnation, the Partnership was allocated net sale proceeds of approximately $18,000, and was allocated a gain of approximately $11,000. On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land to Wells Management, an affiliate of our General Partners, for a gross sale price of $750,000 after seeking consent of the limited partners. As a result of the sale, the Partnership received net sale proceeds of approximately $251,000 and was allocated a gain of approximately $30,000.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 8, 2006, the Partnership filed a proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The purpose of the proxy statement was to request the limited partners to vote to (i) amend the partnership agreement, which prohibited selling any of the properties owned by the Partnership to the General Partners or their affiliates, to permit a sale to the General Partners or their affiliates if such sale is approved by a majority vote of the limited partners, and (ii) approve the sale of the two remaining outparcels of land at Tanglewood Commons to Wells Management pursuant to the terms described in the proxy statement. Limited partners of record as of October 31, 2006 were entitled to one vote for each unit owned. As of October 1, 2006, there were 2,308,846 Class A Units and 189,642 Class B Units outstanding and eligible to vote on the proposals. Consent of the unaffiliated limited partners owning more than 50% of the outstanding units was received on January 25, 2007.

The following table sets forth the results of the vote on the two matters:

Number of Votes	For	Against	Abstain
Amendments to sections 13.2 and 13.4 of the partnership agreement	57%	1%	1%
Approval of the sale of the two outparcels of land at Tanglewood Commons to Wells Management	56%	2%	1%

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 2,310,358 Class A Units and 189,642 Class B Units held by a total of 1,663 and 173 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $0.26 per Class A Unit and $0.26 per Class B Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $9.37 per Class A Unit and $9.30 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2005 and 2006 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2005	$105,552	$0.00	$0.05
June 30, 2005	$0	$0.00	$0.00
September 30, 2005	$0	$0.00	$0.00
December 31, 2005	$0	$0.00	$0.00
March 31, 2006	$0	$0.00	$0.00
June 30, 2006	$0	$0.00	$0.00
September 30, 2006	$0	$0.00	$0.00
December 31, 2006	$0	$0.00	$0.00

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$707,828	$2,744,614	$10,189,798	$17,258,978	$16,015,480
Equity in income of Joint Ventures	$2,379,600	$2,137,470	$3,702,329	$2,578,809	$1,049,650
Net income	$2,284,648	$2,060,860	$3,563,368	$2,488,338	$905,322
Net income allocated to Limited Partners:
Class A	$1,984,939	$1,830,666	$2,052,224	$1,923,810	$905,322
Class B	$299,709	$230,194	$1,511,144	$564,528	$0
Net income per weighted-average Limited Partner Unit:
Class A	$0.86	$0.79	$0.89	$0.84	$0.40
Class B	$1.58	$1.21	$7.45	$2.62	$0.00
Operating cash distribution per weighted-average Class A Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.05	$0.26	$0.59	$0.71
Operating cash distribution per Class B per weighted-average Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$1.72	$3.72	$3.92	$0.00	$0.00
Class B	$1.72	$3.73	$4.01	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are in the disposition-and-liquidation phase of our life cycle. On December 8, 2006, we requested the approval of the limited partners via a consent solicitation to amend the partnership agreement and allow an affiliate of the General Partners to purchase the remaining two outparcels of land at Tanglewood Commons in order to facilitate the closing of the Partnership. The limited partners approved this transaction on January 25, 2007, and the outparcels were subsequently sold to Wells Management on January 31, 2007, marking the conclusion of this investment program, originally launched in 1993, and bringing it full cycle. As a result of the sale of all of the properties, we are planning to conclude all of the Partnership’s activities and dissolve the Partnership in the second quarter of 2007.

We distributed net sale proceeds to limited partners in November 2006 of approximately $4,300,000 from the sales of the Tanglewood Commons shopping center, the Tanglewood Commons land condemnation, and the BellSouth Building. Having sold all of the real estate assets within the portfolio, our General Partners are currently reserving the remainder of net sale proceeds and operating cash to fund anticipated costs necessary to liquidate and dissolve the Partnership. These expenses include, but are not limited to, legal fees, audit and tax fees, printing and postage costs, potential liabilities under the final purchase and sale agreement, and other administrative expenses. Our General Partners made a final liquidating distribution to the limited partners in March 2007 of any proceeds that were not required to fund final dissolution costs of the Partnership.

Property Summary

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

•

An outparcel of land at Tanglewood Commons was sold on October 7, 2002. The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. On January 31, 2007, the two remaining outparcels of land were sold to Wells Management, an affiliate of the General Partners, after seeking the approval of the limited partners.

•	The BellSouth Building was sold on May 15, 2006.

Liquidity and Capital Resources

Short-Term Liquidity

During the year ended December 31, 2006, we used net operating cash flows of approximately $72,000, primarily as a result of incurring general and administrative expenses for the portfolio in excess of operating distributions received from the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We expect operating distributions from the Joint Ventures to cease, as we have sold the last remaining asset in January 2007. Future operating distributions to limited partners will be reserved as a result of having sold all of the real estate assets in which we owned interests.

During the year ended December 31, 2006, we received net sale proceeds of approximately $4,400,000 from the 2006 sale of the BellSouth Building and distributed net sale proceeds of approximately $4,300,000 to limited partners in 2006.

We believe that cash on hand is sufficient to cover our working capital needs, including liabilities of approximately $50,000 as of December 31, 2006.

Long-Term Liquidity

We have sold all of the real estate assets in which we owned interests and do not anticipate acquiring additional properties. Accordingly, we expect that our future source of capital will primarily include net proceeds that was generated from the sale of our properties as previously mentioned.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. We anticipate using net property sale proceeds to settle the remaining obligations of the Partnership. As of December 31, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006

				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	10.5%	$886,212	$212	• Partnership operating expenses (2004)	$886,000	$0

Tanglewood Commons outparcel (sold in 2002)	$524,398	34.2%	179,606	179,606	• Re-leasing the Marathon Building (2004) • Partnership operating expenses (2004)	0	0

Hartford Building (sold in 2003)	$8,146,900	53.6%	4,366,494	19,116	• Re-leasing the Marathon Building (2004)	4,347,378	0

Stockbridge Village II (sold in 2004)	$2,705,451	53.6%	1,450,040	0	–	1,450,040	0

Stockbridge Village III (sold in 2004)	$2,909,853	44.8%	1,303,606	0	–	1,303,606	0

Stockbridge Village I Expansion (sold in 2004)	$4,108,277	44.8%	1,840,496	0	–	1,840,496	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	26.2%	1,801,573	0	–	1,801,573	0

Marathon Building (sold in 2004)	$9,927,330	41.8%	4,152,602	0	–	4,152,602	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283	34.2%	3,848,461	176,726	• Partnership operating expenses (2005 and 2006)	3,671,735	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050	34.2%	17,827	0	–	17,827	0

BellSouth Building (sold in 2006)	$12,846,928	34.2%	4,400,111	50,000	• Partnership operating expenses (2006)	3,956,262	393,849

Total			$24,247,028	$425,660		$23,427,519	$393,849

Our General Partners distributed net sale proceeds of approximately $4,300,000 in November 2006. After year-end, we received approximately $251,000 of net sale proceeds from the January 2007 sale of the remaining two outparcels of land at Tanglewood Commons. Our General Partners made a final liquidating distribution to limited partners in March 2007 of any proceeds that were not required to fund final dissolution costs of the Partnership.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,379,600 and $2,137,470 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily a result of (i) the gain recognized on the sale of the BellSouth Building in the second quarter of 2006, partially offset by (ii) the gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, and (iii) a decrease in operating income resulting from the aforementioned sales.

We expect future equity in income of Joint Ventures to cease as a result of selling all of the real estate assets owned through the Joint Ventures.

Expenses

Total expenses were $215,369 and $201,510 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily attributable to increases in legal fees and mailing and printing costs associated with the recent proxy filings, partially offset by a decrease in administrative costs and accounting fees relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate decreases in our expenses in future periods resulting from decreased administrative costs related to the dissolution and liquidation of the Partnership.

Interest and Other Income

Interest and other income was $120,417 and $124,900 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of (i) a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future net sale proceeds distributions to the limited partners.

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

Expenses

Total expenses were $201,510 and $184,235 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to increases in administrative costs, printing costs, and legal fees associated with increased reporting and regulatory requirements.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principals (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We were required to make subjective assessments as to the useful lives of its depreciable assets. We considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class were as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. The Partnership believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to net income of approximately $65,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of the remaining real estate asset in which the Partnership held an interest as of December 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Events

Amendment to the Partnership Agreement

On January 25, 2007, the Partnership amended its partnership agreement to allow the Partnership to sell or lease properties in which the Partnership owned an interest to the General Partners or their affiliates provided that such transaction is approved by a majority vote of the limited partners.

Property Sale

On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the General Partners, for a gross sale price of approximately $750,000, excluding closing costs. As a result of the sale, the Fund VI-VII-VIII Associates received net sale proceeds of approximately $734,000, of which approximately $251,000 is allocable to the Partnership. Fund VI-VII-VIII Associates recognized a gain of approximately $87,000, of which approximately $30,000 is allocable to the Partnership, which may be adjusted as additional information becomes available in subsequent periods.

Notice of Liquidation

As of January 31, 2007, the Partnership had disposed of all of its real estate assets owned through its investments in joint ventures and does not intend to invest in additional properties. The Partnership has taken steps to wind up its affairs by, among other things: (i) distributing net property sale proceeds to the limited partners of approximately $4.3 million on November 3, 2006, (ii) making a liquidating distribution payment to limited partners of approximately $0.6 million on March 16, 2007, and (iii) distributing the remaining cash of approximately $0.05 million and transferring all other assets and liabilities as of March 16, 2007 to Wells Capital. Wells Capital will use the remaining cash to settle the outstanding net liabilities on behalf of the Partnership. Further, the Partnership will be terminated in accordance with the relevant dissolution and termination provisions of the partnership agreement and the Georgia Uniform Partnership Act. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the Partnership with the Secretary of State of the State of Georgia, and (ii) a Form 15 with the Securities and Exchange Commission in order to de-register the Partnership under the Securities Exchange Act of 1934.

The following is the statement of changes in net assets in liquidation for the Partnership:

Partners’ capital as of December 31, 2006	$657,933
Changes in net assets in liquidation attributed to:
Net loss	(26,933)
Liquidating distribution paid to limited partners	(631,000)

Net assets in liquidation as of March 16, 2007	$0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz as the Senior Vice President, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments directly to the General Partners. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	1,327.37 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 1,327.37 Class A Units through an Individual Retirement Account.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital contribution. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after the limited partners holding Class A Units have received a return of their adjusted capital contribution plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contribution plus a 15% cumulative return on their adjusted capital contribution; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners have not received any distributions of operating cash or net sales proceeds in 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $6,673, $32,099, and $81,748 for the years ended 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $54,664, $82,243, and $90,915 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$9,898	$5,193	$15,908
Audit-Related Fees	0	0	0
Tax Fees	0	8,852	21,358
Other Fees	0	0	0

Total	$9,898	$14,045	$37,266

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

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP and described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-39 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2007	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND VI, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund VI, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VI, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund VI, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VI, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VI, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND VI, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$231,120	$2,081,633
Cash and cash equivalents	474,313	622,252
Due from joint ventures	0	40,163
Other assets	2,395	566

Total assets	$707,828	$2,744,614

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$42,072	$63,530
Due to affiliates	7,823	7,799

Total liabilities	49,895	71,329

Commitments and contingencies	–	–

Partners’ capital:
Limited partners:
Class A – 2,310,358 units issued and outstanding as of December 31, 2006 and 2005, respectively	0	1,988,878
Class B – 189,642 units issued and outstanding as of December 31, 2006 and 2005, respectively	657,933	684,407
General partners	0	0

Total partners’ capital	657,933	2,673,285

Total liabilities and partners’ capital	$707,828	$2,744,614

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$2,379,600	$2,137,470	$3,702,329

EXPENSES:
General and administrative	215,369	201,510	184,235

INTEREST AND OTHER INCOME	120,417	124,900	45,274

NET INCOME	$2,284,648	$2,060,860	$3,563,368

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$1,984,939	$1,830,666	$2,052,224

CLASS B	$299,709	$230,194	$1,511,144

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.86	$0.79	$0.89

CLASS B	$1.58	$1.21	$7.45

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,310,358	2,309,958	2,297,210

CLASS B	189,642	190,042	202,790

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Capital	Units	Capital
BALANCE, December 31, 2003	2,292,427	$16,337,490	207,573	$542,233	$0	$16,879,723

Class B conversion elections	15,331	61,181	(15,331)	(61,181)	0	0
Net income	0	2,052,224	0	1,511,144	0	3,563,368
Distributions of net sale proceeds ($3.92 and $4.01 per weighted-average Class A and Class B Unit, respectively)	0	(9,014,160)	0	(813,359)	0	(9,827,519)
Distributions of operating cash flow ($0.26 per weighted-average Class A Unit)	0	(597,595)	0	0	0	(597,595)

BALANCE, December 31, 2004	2,307,758	8,839,140	192,242	1,178,837	0	10,017,977

Class B conversion elections	2,600	15,573	(2,600)	(15,573)	0	0
Net income	0	1,830,666	0	230,194	0	2,060,860
Distributions of operating cash flow ($0.05 per weighted-average Class A Unit)	0	(105,552)	0	0	0	(105,552)
Distributions of net sale proceeds ($3.72 and $3.73 per weighted-average Class A and Class B Unit, respectively)	0	(8,590,949)	0	(709,051)	0	(9,300,000)

BALANCE, December 31, 2005	2,310,358	1,988,878	189,642	684,407	$0	2,673,285

Net income	0	1,984,939	0	299,709	0	2,284,648
Distributions of net sale proceeds ($1.72 and $1.72 per weighted-average Class A and Class B Unit, respectively)	0	(3,973,817)	0	(326,183)	0	(4,300,000)

BALANCE, December 31, 2006	2,310,358	$0	189,642	$657,933	$0	$657,933

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,284,648	$2,060,860	$3,563,368
Operating distributions received from joint ventures	45,851	340,402	1,115,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(2,379,600)	(2,137,470)	(3,702,329)
Operating changes in assets and liabilities:
Decrease (increase) in due from affiliate	0	61	(61)
Increase in other assets	(1,829)	(566)	0
(Decrease) increase in accounts payable and accrued expenses	(21,458)	16,549	42,435
Increase in due to affiliates	24	4,116	1,493

Net cash flows (used in) provided by operating activities	(72,364)	283,952	1,020,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(193,514)	(9,531)	(329,508)
Net sale proceeds received from joint ventures	4,417,939	8,001,063	6,395,714

Net cash flows provided by investing activities	4,224,425	7,991,532	6,066,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to partners in excess of accumulated operating income	0	(226,709)	(848,957)
Net sales proceeds distributions paid to limited partners	(4,300,000)	(9,300,000)	(9,827,519)

Net cash flows used in financing activities	(4,300,000)	(9,526,709)	(10,676,476)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,939)	(1,251,225)	(3,589,480)

CASH AND CASH EQUIVALENTS, beginning of year	622,252	1,873,477	5,462,957

CASH AND CASH EQUIVALENTS, end of year	$474,313	$622,252	$1,873,477

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$121,157

See accompanying notes.

WELLS REAL ESTATE FUND VI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on December 1, 1992 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time every five years. However, as a result of the impending dissolution of the Partnership, the Partnership stopped accepting conversion elections after June 30, 2006. The limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the period presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(1)	• Fund II and Fund III Associates (“Fund II-III Associates”)(2) • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Holcomb Bridge Property(3) An office/retail center located in Roswell, Georgia
Fund V and Fund VI Associates (“Fund V-VI Associates”)(1)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II(4) Two retail buildings located in Stockbridge, Georgia 3. Hartford Building(5) A four-story office building located in Hartford, Connecticut
Fund V, Fund VI and Fund VII Associates (“Fund V-VI-VII Associates”)(1)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Marathon Building(6) A three-story office building located in Appleton, Wisconsin

Joint Venture	Joint Venture Partners	Properties
Fund VI and Fund VII Associates (“Fund VI-VII Associates”)(1)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Stockbridge Village III(4) Two retail buildings located in Stockbridge, Georgia 6. Stockbridge Village I Expansion(4) A retail shopping center expansion located in Stockbridge, Georgia
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	7. BellSouth Building(7) A four-story office building located in Jacksonville, Florida 8. Tanglewood Commons(8) A retail center in Clemmons, North Carolina

(1)	These joint ventures were liquidated in 2006.

(2)

Fund II-III Associates is a joint venture between Fund II and Fund II-OW and Wells Real Estate Fund III, L.P. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

(3)	This property was sold in July 2004.

(4)	These properties were sold in April 2004.

(5)	This property was sold in August 2003.

(6)	This property was sold in December 2004.

(7)	This property was sold in May 2006.

(8)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and the remaining two outparcels of land were sold in January 2007.

Wells Real Estate Fund II, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund V, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”)

No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Distribution of Net Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds are distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed from Fund VI-VII-VIII Associates for the fourth quarters of 2006 and 2005, respectively.

Summary of Investments

The Partnership’s investment and approximate ownership percentage in Fund VI-VII-VIII Associates is $231,120 and 34% as of December 31, 2006, respectively, and $2,081,633 and 34% as of December 31, 2005, respectively.

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$2,081,633	$8,111,294
Equity in income of Joint Ventures	2,379,600	2,137,470
Contributions to Joint Ventures	193,514	9,531
Distributions from Joint Ventures	(4,423,627)	(8,176,662)

Investment in Joint Ventures, end of year	$231,120	$2,081,633

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Fund VI-VII-VIII Associates	$709,412	$6,281,423	$34,635	$203,739	$674,777	$6,077,684

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$(4,799)	$(23,811)	$0	$94,148	$2,090,607	$0	$89,349	$2,066,796
Fund V-VI Associates	0	0	0	0	(3,183)	(29,790)	0	(5,526)	406,403	0	(8,709)	376,613
Fund V-VI-VII Associates	0	0	0	0	(8,865)	(15,902)	0	(3,430)	3,792,434	0	(12,295)	3,776,532
Fund VI-VII Associates	0	0	0	0	(11,175)	(51,066)	0	3,043	2,296,468	0	(8,132)	2,245,402
Fund VI-VII VIII Associates	0	33,404	312	(39,131)	(2,083)	(32,268)	6,986,807	6,213,137	1,125,258	6,947,676	6,211,054	1,092,990

	$0	$33,404	$312	$(39,131)	$(30,105)	$(152,837)	$6,986,807	$6,301,372	$9,711,170	$6,947,676	$6,271,267	$9,558,333

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for year ended December 31, 2004 of approximately $84,660 and $87,530 for Fund V-VI-VII Associates, and Fund VI-VII-VIII Associates, respectively. Fund II-III-VI-VII Associates, Fund V-VI Associates, and Fund VI-VII Associates did not recognize any depreciation expense in the last six months of 2004 due to the aforementioned property sales. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2006			2005				2004
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale		Total	Operating Income	Gain on Sale	Total
Fund II-III-VI-VII Associates	$0	$0	$0	$(6,038)	$100,186	(1)	$94,148	$217,207	$1,873,400	$2,090,607
Fund V-VI Associates	0	0	0	(5,526)	0		(5,526)	71,078	335,325	406,403
Fund V-VI-VII Associates	0	0	0	(3,430)	0		(3,430)	457,970	3,334,464	3,792,434
Fund VI-VII Associates	0	0	0	3,043	0		3,043	158,018	2,138,450	2,296,468
Fund VI-VII-VIII Associates	261,602	6,725,205	6,986,807	790,161	5,422,976		6,213,137	1,125,258	0	1,125,258

	$261,602	$6,725,205	$6,986,807	$778,210	$5,523,162		$6,301,372	$2,029,531	$7,681,639	$9,711,170

(1)

Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing and represented our maximum estimated exposure related to a rental guarantee for certain space at the Holcomb Bridge Property.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $6,673, $32,099, and $81,748, for the years ended 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses and bill-backs of $54,664, $82,243, and $90,915 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, due to affiliates balances represent administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$2,284,648	$2,060,860	$3,563,368
Increase (decrease) in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(39)	(23,379)	32,286
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(68,133)	25,245	45,319 (1)
Write-off of assets (liabilities) for financial reporting purposes, but not for income tax purposes	7	14,571	(38,671)
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	0	0
Rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(151,730)	(113,088)	(286,465)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(395,991)	(234,934)	(649,101)
Other	8,117	(1,282)	0

Income tax basis net income	$1,676,879	$1,727,993	$2,666,736

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$657,933	$2,673,285	$10,017,977
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	308	308	308
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	11,374	11,413	34,792
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,530,165	2,598,298	2,573,053
Joint venture change in ownership	8,730	8,730	8,730
Write-off of assets (liabilities) for financial reporting purposes, but not for income tax purposes	7	0	(14,571)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	3,655,694	3,655,694	3,655,694
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(654,038)	(502,308)	(389,220)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	45,743	45,743	45,743
Partnership’s distributions payable	0	0	121,157
Accumulated gains on sale of properties for financial reporting purposes in excess of amount for income tax purposes	(1,898,349)	(1,502,358)	(1,267,424)
Other	6,835	(1,282)	0

Income tax basis partners’ capital	$4,364,402	$6,987,523	$14,786,239

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30		September 30	December 31
Equity in income (loss) of joint ventures	$60,118	$2,326,044		$(3,525)	$(3,037)
Interest and other income	$6,724	$30,197		$61,865	$21,631
Net income (loss)	$17,983	$2,319,374		$20,565	$(73,274)
Net income (loss) allocated to:
Class A limited partners	$50,627	$753,205		$20,352	$1,160,755
Class B limited partners	$(32,824)	$1,566,009		$8	$(1,233,484)
General partners	$180	$160		$205	$(545)
Net income (loss) per weighted-average limited partner unit:
Class A	$ 0.02	$0.33		$0.01	$ 0.50
Class B	$(0.17)	$8.26		$0.00	$(6.51)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$0.00		$0.00	$ 0.00
Class B	$ 0.00	$0.00		$0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$0.00		$0.00	$ 1.72
Class B	$ 0.00	$0.00		$0.00	$ 1.72

	2005 Quarters Ended
	March 31	June 30		September 30	December 31
Equity in income of joint ventures	$87,292	$1,907,094		$60,529	$82,555
Interest and other income	$18,310	$36,237		$35,860	$34,493
Net income	$63,991	$1,890,798		$38,313	$67,758
Net income (loss) allocated to limited partners:
Class A	$108,199	$1,552,086	(a)	$70,686	$99,695
Class B	$(44,208)	$338,712	(a)	$(32,373)	$(31,937)
Net income (loss) per weighted-average limited partner unit:
Class A	$ 0.05	$0.67	(a)	$ 0.03	$ 0.04
Class B	$(0.23)	$1.78	(a)	$(0.17)	$(0.17)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.05	$0.00		$ 0.00	$ 0.00
Class B	$ 0.00	$0.00		$ 0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$2.24		$ 0.00	$ 1.48
Class B	$ 0.00	$2.25		$ 0.00	$ 1.48

(a)

These amounts have been restated to reflect the impact of reclassifying gain recognized on the sale of Tanglewood Commons included in net loss allocated Class B Units of $1,033,841 ($5.46 per weighted-average unit) to net income allocated to Class A Units ($0.45 per weighted-average unit) in the second quarter of 2005, which was identified in the fourth quarter of 2005.

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the year ended December 31, 2006, 2005, and 2004 are comprised of the following items:

	2006	2005	2004
Legal fees	$71,986	$51,526	$19,223
Printing expenses	57,485	27,311	23,463
Salary reimbursements	54,664	82,243	90,915
Independent accounting fees	14,750	25,032	31,925
Postage and delivery expenses	9,185	5,003	12,092
Taxes and licensing fees	3,038	4,885	652
Computer costs	1,463	1,915	2,315
Other professional fees	1,187	3,286	1,770
Filing fees	1,052	30	767
Life insurance	559	279	559
Bank service charges	0	0	554

Total general and administrative costs	$215,369	$201,510	$184,235

9.	SUBSEQUENT EVENTS

Amendment to the Partnership Agreement

On January 25, 2007, the Partnership amended its partnership agreement to allow the Partnership to sell or lease properties in which the Partnership owned an interest to the General Partners or their affiliates provided that such transaction is approved by a majority vote of the limited partners.

Property Sale

On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the General Partners, for a gross sale price of approximately $750,000, excluding closing costs. As a result of the sale, the Fund VI-VII-VIII Associates received net sale proceeds of approximately $734,000, of which approximately $251,000 is allocable to the Partnership. Fund VI-VII-VIII Associates recognized a gain of approximately $87,000, of which approximately $30,000 is allocable to the Partnership, which may be adjusted as additional information becomes available in subsequent periods.

Notice of Liquidation

As of January 31, 2007, the Partnership had disposed of all of its real estate assets owned through its investments in joint ventures and does not intend to invest in additional properties. The Partnership has taken steps to wind up its affairs by, among other things: (i) distributing net property sale proceeds to the limited partners of approximately $4.3 million on November 3, 2006, (ii) making a liquidating distribution payment to limited partners of approximately $0.6 million on March 16, 2007, and (iii) distributing the remaining cash of approximately $0.05 million and transferring all other assets and liabilities as of March 16, 2007 to Wells Capital. Wells Capital will use the remaining cash to settle the outstanding net liabilities on behalf of the Partnership. Further, the Partnership will be terminated in accordance with the relevant dissolution and termination provisions of the partnership agreement and the Georgia Uniform Partnership Act. Specifically, on behalf of the Partnership, the General Partners intend to file (i) a certificate of cancellation of the Partnership with the Secretary of State of the State of Georgia, and (ii) a Form 15 with the Securities and Exchange Commission in order to de-register the Partnership under the Securities Exchange Act of 1934.

The following is the statement of changes in net assets in liquidation for the Partnership:

Partners’ capital as of December 31, 2006	$657,933
Changes in net assets in liquidation attributed to:
Net loss	(26,933)
Liquidating distribution paid to limited partners	(631,000)

Net assets in liquidation as of March 16, 2007	$0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund V, Fund VI, and Fund VII Associates:

We have audited the accompanying statement of operations, partners’ capital, and cash flows of Fund V, Fund VI, and Fund VII Associates (the “Joint Venture”) for the year ended December 31, 2004. Our audit also included the financial statement schedule as of December 31, 2004 and for the year then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund V, Fund VI, and Fund VII Associates for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED) AND 2005 (UNAUDITED)

	2006 (unaudited)	2005 (unaudited)
Net assets in liquidation	$0	$9,941,342
Changes in net assets in liquidation attributed to:
Distributions to joint venture partners	0	(9,929,046)
Net loss	0	(12,296)

Net assets in liquidation	$0	$0

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

2004
EXPENSES:
General and administrative	$15,902

Total expenses	15,902

NET LOSS FROM CONTINUING OPERATIONS	(15,902)

DISCONTINUED OPERATIONS:
Operating income	457,971
Gain on disposition	3,334,463

Income from discontinued operations	3,792,434

NET INCOME	$3,776,532

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

	Wells Real Estate Fund V, L.P.	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Total Partners’ Capital

Partners’ Capital, December 31, 2003	$922,585	$2,344,991	$2,338,808	$5,606,384

Net income	621,617	1,579,723	1,575,192	3,776,532
Partnership contributions	109,459	278,170	277,371	665,000
Partnership distributions	(17,542)	(44,580)	(44,452)	(106,574)

Partners’ Capital, December 31, 2004	$1,636,119	$4,158,304	$4,146,919	$9,941,342

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,776,532
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale	(3,334,463)
Depreciation	273,833
Operating changes in assets and liabilities:
Increase in tenant receivables	(611,160)
Decrease in accounts payable and accrued expenses	(520,359)
Decrease in due to affiliate	(2,046)

Net cash used in operations	(417,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(117,592)
Net proceeds from sale of real estate	9,927,330

Net cash provided by investing activities	9,809,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(171,783)
Contributions from joint venture partners	665,000

Net cash provided by investing activities	493,217

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,885,292

CASH AND CASH EQUIVALENTS, beginning of year	234,367

CASH AND CASH EQUIVALENTS, end of year	$10,119,659

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$164,362

See accompanying notes.

FUND V, FUND VI AND FUND VII ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005 (UNAUDITED), AND 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

On September 8, 1994, Wells Real Estate Fund V, L.P. (“Fund V”), Wells Real Estate Fund VI, L.P. (“Fund VI”), and Wells Real Estate Fund VII, L.P. (“Fund VII”) entered into a Georgia general partnership known as Fund V, Fund VI and Fund VII Associates (the “Joint Venture”). The general partners of Fund V, Fund VI, and Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

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

Basis of Presentation

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. We terminated the Joint Venture in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective January 1, 2005, the first day of the quarter following the completion of the sale of all real estate assets, the Partnership adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases.

The Joint Venture recorded the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would have been deferred until both of these conditions are met. Losses would have been recognized in full as of the sale date.

Real Estate Assets

Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments, which extended the useful life of the related asset. We considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture were not recoverable. When indicators of potential impairment were present, management assessed whether the respective carrying values were recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund V, Fund VI, and Fund VII held ownership interests in the Joint Venture of approximately 16%, 42%, and 42%, respectively. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund V, Fund VI, and Fund VII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund V, Fund VI, and Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture generally paid Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% of the gross revenues for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the year ended December 31, 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $6,425, all of which are included in income from discontinued operations in the accompanying statement of operations.

Administrative Reimbursements

Wells Management and its affiliates performed certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses were allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this was a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $0, $6,431, and $13,983, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of the Marathon Building, which was sold on December 29, 2004, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

2004
Rental income	$819,048

Total property revenues	819,048

Property operating costs	49,106
Management and leasing fees	6,425
Depreciation	273,833
General and administrative	31,713

Total expenses	361,077

Operating income	457,971
Gain on disposition	3,334,463

Income from discontinued operations	$3,792,434

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$9,215,892	$3,076,111

Additions	117,592	273,833
Dispositions	(9,333,484)	(3,349,944)

BALANCE AT DECEMBER 31, 2004	0	0

Additions	0	0
Dispositions	0	0

BALANCE AT DECEMBER 31, 2005 (UNAUDITED)	0	0

Additions	0	0
Dispositions	0	0

BALANCE AT DECEMBER 31, 2006 (UNAUDITED)	$0	$0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VI, Fund VII, and Fund VIII Associates:

We have audited the accompanying balance sheet of Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VI, Fund VII, and Fund VIII Associates:

We have audited the accompanying balance sheet of Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND VI, FUND VII AND FUND VIII ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$646,703	$1,948,593
Building and improvements, less accumulated depreciation of $0 and $3,685,482 at December 31, 2006 and 2005, respectively	0	3,608,129

Total real estate assets	646,703	5,556,722
Cash and cash equivalents	53,114	199,103
Tenant receivables, net	0	237,849
Deferred leasing costs, less accumulated amortization of $0 and $551,857 at December 31, 2006 and 2005, respectively	0	197,973
Due from affiliate	0	1,344
Other assets	9,595	88,432

Total assets	$709,412	$6,281,423

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$34,635	$53,701
Deferred income	0	32,774
Partnership distributions payable	0	117,264

Total liabilities	34,635	203,739

Partners’ capital:
Wells Real Estate Fund VI, L.P.	231,120	2,081,633
Wells Real Estate Fund VII, L.P.	225,318	2,029,625
Wells Real Estate Fund VIII, L.P.	218,339	1,966,426

Total partners’ capital	674,777	6,077,684

Total liabilities and partners’ capital	$709,412	$6,281,423

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Interest and other income	$0	$33,404	$312

Total revenues	0	33,404	312

EXPENSES:
Property operating costs	11,921	8,297	9,906
General and administrative	27,210	27,190	22,674

Total expenses	39,131	35,487	32,580

NET LOSS FROM CONTINUING OPERATIONS	(39,131)	(2,083)	(32,268)

DISCONTINUED OPERATIONS:
Operating income	261,602	790,161	1,125,258
Gain on disposition	6,725,205	5,422,976	0

Income from discontinued operations	6,986,807	6,213,137	1,125,258

NET INCOME	$6,947,676	$6,211,054	$1,092,990

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Wells Real Estate Fund VIII, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$4,305,517	$4,197,981	$4,067,222	$12,570,720

Net income	374,352	365,005	353,633	1,092,990
Partnership distributions	(761,423)	(742,412)	(719,280)	(2,223,115)

Balance, December 31, 2004	3,918,446	3,820,574	3,701,575	11,440,595

Net income	2,127,305	2,074,188	2,009,561	6,211,054
Partnership distributions	(3,964,118)	(3,865,137)	(3,744,710)	(11,573,965)

Balance, December 31, 2005	2,081,633	2,029,625	1,966,426	6,077,684

Net income	2,379,600	2,320,184	2,247,892	6,947,676
Partnership contributions	193,514	188,682	182,804	565,000
Partnership distributions	(4,423,627)	(4,313,173)	(4,178,783)	(12,915,583)

Balance, December 31, 2006	$231,120	$225,318	$218,339	$674,777

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,947,676	$6,211,054	$1,092,990
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(6,725,205)	(5,454,501)	0
Depreciation	73,695	336,897	560,073
Amortization of deferred leasing costs	35,772	76,337	86,222
Lease termination expense	0	34,860	0
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(181,339)	(193,103)	124,701
Decrease (increase) in due from affiliate	1,344	(1,344)	0
Decrease (increase) in other assets	78,837	15,332	(51,413)
(Decrease) increase in accounts payable and accrued expenses	(19,066)	(79,130)	59,647
(Decrease) increase in due to affiliate	0	(17,142)	6,144
Decrease in deferred income	(32,774)	(169,742)	(44,011)

Net cash provided by operating activities	178,940	759,518	1,834,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	12,846,928	11,288,333	0
Payments of deferred leasing costs	(178,362)	(176,104)	(15,323)
Investment in real estate	(525,648)	(62,868)	0

Net cash provided by (used in) investing activities	12,142,918	11,049,361	(15,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	565,000	0	0
Net sale proceeds distributions to joint venture partners	(12,898,978)	(11,236,283)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(133,869)	(979,240)	(1,903,131)

Net cash used in financing activities	(12,467,847)	(12,215,523)	(1,903,131)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(145,989)	(406,644)	(84,101)

CASH AND CASH EQUIVALENTS, beginning of year	199,103	605,747	689,848

CASH AND CASH EQUIVALENTS, end of year	$53,114	$199,103	$605,747

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$117,264	$758,822

Write-off of fully depreciated real estate assets	$398,562	$233,477	$0

Write-off of fully amortized deferred leasing costs	$513,754	$106,205	$62,603

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Fund VI”), Wells Real Estate Fund VII, L.P. (“Fund VII”), and Wells Real Estate Fund VIII, L.P. (“Fund VIII”) entered into a Georgia general partnership to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Fund VI, Fund VII, and Fund VIII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed an approximate 92,000-square-foot office building, the BellSouth Building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, North Carolina and constructed an approximate 67,000-square-foot retail shopping center, Tanglewood Commons.

On October 7, 2002, the Joint Venture sold an outparcel of land to an unrelated third party, for a gross sales price of approximately $559,000. As a result of the sale, the Joint Venture recognized a gain of approximately $13,000 and received net sale proceeds of approximately $524,000. On April 21, 2005, the Joint Venture sold the shopping center at Tanglewood Commons to an unrelated third party for a gross selling price of $11,500,000. As a result of the sale, the Joint Venture recognized a gain of approximately $5,423,000 and received net sale proceeds of approximately $11,236,000. On October 12, 2005, a portion of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of the land condemnation, the Joint Venture recognized a gain of approximately $32,000 and received net sale proceeds of approximately $52,000. On May 15, 2006, the Joint Venture sold the BellSouth Building to an unrelated third party for a gross selling price of approximately $13,378,000. As a result of the sale, the Joint Venture recognized a gain of approximately $6,725,000 and received net sale proceeds of approximately $12,847,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $25,885 and $25,999 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 is comprised of the following items:

	2006	2005
Prepaid expenses	$9,595	$3,480
Condemnation proceeds due from North Carolina department of transportation	0	68,875
Due from buyer	0	16,077

Total	$9,595	$88,432

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund VI, Fund VII, and Fund VIII held ownership interests in the Joint Venture of approximately 34%, 33%, and 33%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VI, Fund VII, and Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VI, Fund VII, and Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $19,482, $93,721, and $171,832, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $5,700, $25,837, and $66,589, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations. As of December 31, 2005, administrative reimbursements due from Wells Management of $1,344 are included in due from affiliate in the accompanying balance sheets.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the shopping center at Tanglewood Commons, which was sold on April 21, 2005, and the BellSouth Building, which was sold on May 15, 2006, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2006	2005	2004
Rental income	$629,398	$1,883,846	$2,459,792
Tenant reimbursements	23,334	212,790	406,821
Bad debt recoveries	17,297	6,464	19,418
Interest and other income	2,671	724	1,560

Total property revenues	672,700	2,103,824	2,887,591

Property operating costs	236,964	676,690	798,534
Management and leasing fees	31,081	117,060	170,940
Depreciation	73,695	336,897	560,073
Amortization	35,772	76,337	86,222
Lease termination expense	0	34,860	0
Bad debt expense	17,183	2,035	49,846
General and administrative	16,403	69,784	96,718

Total expenses	411,098	1,313,663	1,762,333

Operating income	261,602	790,161	1,125,258
Gain on disposition	6,725,205	5,422,976	0

Income from discontinued operations	$6,986,807	$6,213,137	$1,125,258

5.	SUBSEQUENT EVENTS

On January 31, 2007, the Joint Venture sold the remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the general partners of Fund VI, Fund VII, and Fund VIII for a gross sales price of $750,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $734,000 and recognized a gain of approximately $87,000, which may be adjusted as additional information becomes available in subsequent periods.

The Joint Venture’s policy is to adopt the liquidation basis of accounting once the liquidation of the properties is imminent, which the Joint Venture has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. Accordingly, the Joint Venture will adopt the liquidation basis of accounting effective April 1, 2007. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and are periodically reviewed and adjusted. As the Joint Venture no longer has continuing real estate operations, the Partnership will no longer be required to present statements of operations or statements of cash flows following the adoption the liquidation basis of accounting.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2006				Accumulated Depreciation(b)	Date Acquired

		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
TANGLEWOOD COMMONS(a)	None	$646,703	$0	$0	$646,703	$0	$0	$646,703	$0	05/31/95

(a)

Tanglewood Commons is a retail center located in Clemmons, North Carolina. An outparcel of this property was sold in October 2002, the shopping center was sold in April 2005 and a portion of the remaining land parcel was condemned in October 2005. Two outparcels of land remain.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$17,178,762	$5,032,365

Additions	0	560,073

BALANCE AT DECEMBER 31, 2004	17,178,762	5,592,438

Additions	62,868	346,707 (1)
Dispositions	(7,999,426)	(2,253,663)

BALANCE AT DECEMBER 31, 2005	9,242,204	3,685,482

Additions	525,648	73,695
Dispositions	(9,121,149)	(3,759,177)

BALANCE AT DECEMBER 31, 2006	$646,703	$0

(1)	Included in the number presented is $9,810, which is included in lease termination expense in the accompanying statements of operations.

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND VI, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3(a)	Certificate of Limited Partnership of Wells Real Estate Fund VI, L.P. (Exhibit 3(c) to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*3(b)	Agreement of Limited Partnership of Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*3(c)	Amendment to Agreement of Limited Partnership of Wells Real Estate Fund VI, L.P. (Exhibit 3.1 to Form 8-K, of Wells Real Estate Fund VI, L.P. filed on January 25, 2007, Commission File No. 0-23656)

*10(a)	Management Agreement between Wells Real Estate Fund VI, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(b)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund VI, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(c)	Custodial Agency Agreement dated March 25, 1993, between Wells Real Estate Fund VI, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1993, File No. 0-23656)

*10(d)	Fund V and Fund VI Associates Joint Venture Agreement dated December 27, 1993 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(e)	Sale and Purchase Agreement dated November 17, 1993, with Hartford Accident and Indemnity Company (Exhibit 10(h) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(f)	Lease with Hartford Fire Insurance Company December 29, 1993 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(g)	Amended and Restated Custodial Agency Agreement dated April 1, 1994, between Wells Real Estate Fund VI, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(h)	First Amendment to Joint Venture Agreement of Fund V and Fund VI Associates dated July 1, 1994 (Exhibit 10(x) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(i)	Land and Building Lease Agreement dated March 29, 1994, between Apple Restaurants, Inc. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund V, L.P. (Exhibit 10(y) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

Exhibit Number	Description of Document

*10(j)	Building Lease Agreement dated September 9, 1994, between Glenn’s Open-Pit Bar-B-Que, Inc. and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(z) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 1994, File No. 0-21580)

*10(k)	Joint Venture Agreement of Fund V, Fund VI and Fund VII Associates dated September 8, 1994, among Wells Real Estate Fund V, L.P., Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. (Exhibit 10(j) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(l)	Agreement for the Purchase and Sale of Property dated August 24, 1994, between Interglobia Inc. –Appleton and NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates (Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(m)	Assignment and Assumption of Agreement for the Purchase and Sale of Real Property dated September 9, 1994, between NationsBank of Georgia, N.A., as Agent for Fund V and Fund VI Associates, and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(l) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(n)	Building Lease dated February 14, 1991, between Interglobia Inc. – Appleton and Marathon Engineers/Architects/Planners, Inc. (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(o)	Limited Guaranty of Lease dated January 1, 1993, by J. P. Finance OY and Fluor Daniel, Inc. for the benefit of Interglobia Inc. – Appleton (included as Exhibit B to Assignment, Assumption and Amendment of Lease referred to as Exhibit 10(p) below, which is included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(p)	Assignment, Assumption and Amendment of Lease dated January 1, 1993, among Interglobia Inc. – Appleton, Marathon Engineers/Architects/Planners, Inc. and Jaakko Pöyry Fluor Daniel (included as part of Exhibit D to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(q)	Second Amendment to Building lease dated August 15, 1994, between Interglobia Inc. – Appleton and Jaakko Pöyry Fluor Daniel (successor-in-interest to Marathon Engineers/Architects/Planners, Inc.) (included as Exhibit D-1 to Exhibit 10(k) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(r)	Assignment and Assumption of Lease dated September 6, 1994, between Interglobia Inc. – Appleton and NationsBank of Georgia, N.A., as Agent for Fund V, Fund VI and Fund VII Associates (Exhibit 10(q) to Post-Effective Amendment No. 6 to Registration Statement of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., File No. 33-55908)

*10(s)	Agreement for the Purchase and Sale of Real Property dated April 7, 1994, between 138 Industrial Ltd. and NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VI, L.P. (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(u)	Joint Venture Agreement of Fund VI and Fund VII Associates dated December 9, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

Exhibit Number	Description of Document

*10(v)	Building Lease Agreement dated December 19, 1994, between Damon’s of Stockbridge, LLC d/b/a Damon’s Clubhouse and NationsBank of Georgia, N.A., as Agent for Fund VI and Fund VII Associates (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1994, File No. 0-23656)

*10(w)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(x)	Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates, dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(y)	Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(z)	Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P. and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa)	Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb)	Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc)	Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd)	First Amendment to Joint Venture Agreement of Fund VI and Fund VII Associates dated May 25, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(ee)	First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff)	Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg)	Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number	Description of Document

*10(hh)	Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ii)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(jj)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 31, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(kk)	Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to the Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10(ll)	Lease with Stockbridge Ribs, Inc. dated August 29, 2001 (Exhibit 10(ll) to the Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2001, File No. 0-23656)

*10(mm)	First Amendment to Lease with Hartford Fire Insurance Company (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 2002, File No. 0-21580)

*10(nn)	Purchase and Sale Agreement dated July 31, 2003 relating to the sale of the Hartford Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund V, L.P. for the period ending September 30, 2003, Commission File No. 0-21580)

*10(oo)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission File No. 0-18407)

*10(pp)	Purchase and Sale Agreement for the sale of 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the quarter ended September 30, 2004, Commission File No. 0-16518)

*10(qq)	Purchase and Sale Agreement for the sale of the Marathon Building (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund V, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-21580)

*10(rr)	Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10(ss)	First Amendment to Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10(tt)	Second Amendment to Lease Agreement with BellSouth Advertising and Publishing Corporation for a portion of the BellSouth Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VI, L.P., for the quarter ended June 30, 2005, Commission File No. 0-23656)

*10(uu)	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended September 30, 2005, Commission File No. 0-23656)

*10(vv)	Purchase and Sale Agreement for BellSouth Building (Exhibit 10(oo) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

Exhibit Number	Description of Document

*10(ww)	Termination of Purchase and Sale Agreement for BellSouth Building (Exhibit 10(pp) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

*10(xx)	Purchase and Sale Agreement for BellSouth Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended March 31, 2006, Commission File No. 0-20103)

10(yy)	Purchase and Sale Agreement for Tanglewood Commons Land Outparcels

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund VI, L.P. filed on September 27, 2006, Commission File No. 0-23656)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002