Form 10-K/A
period 2006-12-31
WELLS REAL ESTATE FUND VI L P
filed 2007-03-30
CIK 895334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Attached Exhibit 10(yy) was inadvertently omitted from the Registrant’s Form 10-K filing on March 28, 2007, and should be deemed to have been filed therewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VI, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 30, 2007	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 30, 2007	/s/ DOUGLAS P. WILLIAMS
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